Form 10-Q
period 2010-01-31
DESIGNER EXPORT, INC
filed 2010-04-07
CIK 1470129

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-162102

DESIGNER EXPORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	5130	68-0678185
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

21 Pulawska St, Suite 23
Lublin, Poland 20-051

 (Address of principal executive offices)

+48-223896676
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 7, 2010
Common Stock, $0.001	4,510,000

DESIGNER EXPORT, INC.

Form 10-Q

DESIGNER EXPORT, INC. (A Development Stage Company) Balance Sheet

Assets
	As of January 31, 2010 (Unaudited)	As of July 31, 2009 (Audited)

Current Assets
Cash	$4,589	$23,096
Accounts receivable	6	-
Prepaid	9,167	-

Total current assets	13,762	23,096
Total assets	$13,762	$23,096

Liabilities and Stockholders’ Equity

Current Liabilities
Advance from director	$299	$299

Total current liabilities	299	299
Total liabilities	299	299

Stockholders’ Equity

Common stock, $0.001 par value, 75,000,000 shares authorized;
4,510,000 shares issued and outstanding	4,510	4,510
Additional paid-in-capital	19,090	19,090
Deficit accumulated during the development stage	(10,137)	(803)
Total stockholders’ equity	13,463	22,797
Total liabilities and stockholders’ equity	$13,762	$23,096

The accompanying notes are an integral part of these financial statements.

DESIGNER EXPORT, INC. (A Development Stage Company) Statement of Operations (Unaudited)
		Three Months Ended January 31, 2010		Six Months Ended January 31, 2010		From Inception (March 31, 2009) to January 31, 2010

Revenues		$430		$430		$430
Cost of goods sold		(202)		(202)		(202)

Gross profit		228		228		228

Expenses
General and administrative		(2,938)		(9,562)		(10,365)
Net loss from operations		(2,938)		(9,562)		(10,365)
Net loss		$(2,710)		$(9,334)		$(10,137)

Loss per common share -basic	$	Nil	$	Nil	$	Nil

Weighted Average Number of Common Shares Outstanding-basic		4,510,000		4,510,000

The accompanying notes are an integral part of these financial statements.

DESIGNER EXPORT, INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)
	Six Months Ended January 31, 2010	From Inception (March 31, 2009) to January 31, 2010
Cash flows from operating activities
Net loss	$(9,334)	$(10,137)
Changes in Operating Assets and Liabilities
Increase in prepaid expense	(9,167)	(9,167)
Increase in accounts receivable	(6)	(6)
Net cash used by operating activities	(18,507)	(19,310)

Cash flows from financing activities
Advance from director	-	299
Proceeds from issuance of common stock	-	23,600
Net cash provided by financing activities	-	23,899

Net increase in cash and equivalents	(18,507)	4,589

Cash and equivalents at beginning of the period	23,096	-
Cash and equivalents at end of the period	$4,589	$4,589

Supplemental cash flow information:

Cash paid for:

Interest		$-

Taxes		$-

The accompanying notes are an integral part of these financial statements.

DESIGNER EXPORT, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Unaudited)

NOTE 1- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DESIGNER EXPORT, INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 31, 2009.  The Company is in the development stage as defined under FASB ASC 915-10. “Development Stage Entities” and its efforts are primarily devoted to exporting designer brand apparel from the United States to Poland.   For the period from inception (March 31, 2009) through January 31, 2010, the Company has generated revenue of $430 and has accumulated losses of $10,137.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2010 and the results of operations and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended January 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statement of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fiscal Periods

The Company's fiscal year end is July 31.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $10,137 as of January 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

DESIGNER EXPORT, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to make estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718-10, “Compensation- Stock Compensation”.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740-10, “Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

The Company computes net loss per share in accordance with FASB ASC 260-10,"Earnings per Share". FASB ASC 260-10 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common stockholders  (numerator)  by  the   weighted average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

DESIGNER EXPORT, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

DESIGNER EXPORT, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Unaudited)

NOTE 3- STOCKHOLDERS’ EQUITY

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On May 8, 2009, the Company issued 2,500,000 shares of common stock to a director at a price of $0.001 per share for total cash proceeds of $2,500.

On May 27, 2009, the Company issued 500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $500.

On June 23, 2009, the Company issued 960,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $9,600.

On July 16, 2009, the Company issued 550,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $11,000.

During the period from inception (March 31, 2009) to January 31, 2010, the Company sold a total of 4,510,000 shares of common stock for total cash proceeds of $23,600.

NOTE 4- RELATED PARTY TRANSACTIONS

On March 31, 2009, the Company received an advance from the Director in the amount of $299. The amount due to this party is non-interest bearing, due upon demand and unsecured.

On May 8, 2009, the director purchased 2,500,000 shares of common stock in the Company at $0.001 per share for $2,500 (See Note 3- Stockholders’ Equity).

On May 27, 2009, Ms. Paszko purchased 500,000 shares of common stock in the Company at $0.001 per share for $500 (See Note 3- Stockholders’ Equity).

On August 21, 2009, Mr. Rabok sold his 2,500,000 restricted shares of common stock in consideration for $2,500 cash to Mr. Mikhail Tarasevich, who is Designer Export, Inc’s new President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors.

On September 28, 2009, Mr. Tarasevich sold his 2,500,000 restricted shares of common stock in consideration for $2,500 cash to Ms. Urszula Dorota Paszko, who is our new President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of the board of directors.

DESIGNER EXPORT, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2010

(Unaudited)

NOTE 5- PREPAID

During the quarter ended January 31, 2010, the Company incurred $9,167 in prepaid expenses made to the Company’s stock transfer agent. This amount will be amortized over the next 11 months.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 5, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

DESIGNER EXPORT, INC. (“Designer Export”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on March 31, 2009.  Our registration statement was filed with the Securities and Exchange Commission on September 24, 2009 and was declared effective on February 9, 2010.

CURRENT BUSINESS OPERATIONS

Designer Export, Inc. is a Poland based corporation that intends to export fashionable apparel products from the USA to customers in its targeted markets, which currently is Poland. We are a development stage company and we have just recently started our operations. On June 24, 2009,   Designer Export, Inc signed a Sales, Distribution Agreement with “Artmex SP J” a Poland based clothing retailer. Designer Export, Inc. purchases both men’s and women’s fashionable apparel  at auctions such as E-bay.com at  discounted prices and then exports them to retail stores in Poland to be sold to the end consumers.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on March 31, 2009 to January 31, 2010.  We generated initial revenue of $430 in January 2010. As of January 31, 2010, we had total assets of $13,762 and total liabilities of $299.  Since our inception to January 31, 2010, we have accumulated a deficit of $10,137.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended January 31, 2010 Compared to the period from Inception (March 31, 2009) to January 31, 2010

Our net loss for the six month period ended January 31, 2010 was ($9,334) compared to a net loss of ($10,137) during the period from inception (March 31, 2009) to January 31, 2010. During the six month period ended January 31, 2010, we generated revenue of $430.

During the six month period ended January 31, 2010, we incurred general and administrative expenses of $9,562 compared to $10,365 incurred during the period from inception (March 31, 2009) to January 31, 2010. General and administrative expenses incurred during the six month period ended January 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,510,000 for the six month period ended January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended January 31, 2010

As at January 31, 2010, our current assets were $13,762 compared to $23,096 in current assets at July 31, 2009. As at January 31, 2010, our current liabilities were $299. Current liabilities were comprised entirely of $299 in advance from director.

Stockholders’ equity decreased from $22,797 as of July 31, 2009 to $13,463 as of January 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended January 31, 2010, net cash flows used in operating activities was ($18,507) consisting of a net loss of ($9,334), prepaid expense of ($9,167) and accounts receivable of ($6). Net cash flows used in operating activities was ($18,507) for the period from inception (March 31, 2009) to January 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended January 31, 2010, we did not generate net cash flows from financing activities. For the period from inception (March 31, 2009) to January 31, 2010, net cash provided by financing activities was $23,899 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934

                    Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934

         Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-

 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

 Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DESIGNER EXPORT, INC.

Dated: April 7, 2010                                      By: /s/ Urszula Dorota Paszko

                                                                       Urszula Dorota Paszko, President and

         Chief Executive Officer and Chief Financial Officer