Form 10-Q
period 2010-04-30
DESIGNER EXPORT, INC
filed 2010-06-14
CIK 1470129

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________


                              DESIGNER EXPORT, INC.
                 (Name of small business issuer in its charter)

           Nevada                                                68-0678185
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporationor organization)                             Identification No.)

                            21 Pulawska St, Suite 23
                              Lublin, Poland 20-051
                    (Address of principal executive offices)

                                  +48-223896676
                           (Issuer's telephone number)

Securities registered pursuant to Section         Name of each exchange on which
         12(b) of the Act:                                 registered:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                     Outstanding as of April 30, 2010
      -----                                     --------------------------------
Common Stock, $0.001                                         4,510,000

                              DESIGNER EXPORT, INC.

                                    FORM 10-Q


Part I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3
            Balance Sheets                                                     3
            Statements of Operations                                           4
            Statements of Cash Flows                                           5
            Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13

Item 4.  Controls and Procedures                                              13

Part II. OTHER INFORMATION                                                    13

Item 1.  Legal Proceedings                                                    13

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DESIGNER EXPORT, INC.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                        April 30,          July 31,
                                                                          2010               2009
                                                                        --------           --------
                                                                       (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     12           $ 23,096
  Accounts receivable                                                          6                 --
  Prepaid                                                                  6,667                 --
                                                                        --------           --------

      Total assets                                                      $  6,685           $ 23,096
                                                                        --------           --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Advance from director                                                 $     --           $    299
                                                                        --------           --------

      Total current liabilities                                               --                299
                                                                        --------           --------

      Total liabilities                                                       --                299
                                                                        --------           --------

STOCKHOLDERS' EQUITY
  Common stock, $0.001par value, 75,000,000 shares authorized;
   4,510,000 shares issued and outstanding                                 4,510              4,510
  Additional paid-in-capital                                              19,090             19,090
  Deficit accumulated during the development stage                       (16,915)              (803)
                                                                        --------           --------

      Total stockholders' equity                                           6,685             22,797
                                                                        --------           --------

Total liabilities and stockholders' equity                              $  6,685           $ 23,096
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

Designer Export, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                             Three Months    From Inception      Nine Months      From Inception       From Inception
                                Ended      (March 31, 2009) to     Ended       (March 31, 2009) to   (March 31, 2009) to
                               April 30,        April 30,         April 30,         April 30,             April 30,
                                 2010             2009              2010              2009                  2010
                               --------         --------          --------          --------              --------
Revenues                       $  3,387         $     --          $  3,817          $     --              $  3,817
Cost of goods sold                 (126)              --              (328)               --                  (328)
                               --------         --------          --------          --------              --------

Gross profit                      3,261               --             3,489                --                 3,489

Expenses
General and administrative      (10,394)            (299           (19,601)             (299               (20,404)
                               --------         --------          --------          --------              --------

Net loss from operations       $(10,394)        $   (299          $(19,601)         $   (299              $(20,404)
                               --------         --------          --------          --------              --------

Net loss                       $ (7,133)        $   (299          $(16,112)         $   (299              $(16,915)
                               ========         ========          ========          ========              ========


   The accompanying notes are an integral part of these financial statements.

Designer Export, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                     Nine Months         From Inception       From Inception
                                                       Ended          (March 31, 2009) to   (March 31, 2009) to
                                                      April 30,            April 30,             April 30,
                                                        2010                 2009                  2010
                                                      --------             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            $(16,112)            $   (299)             $(16,915)
  Changes in Operating Assets and Liabilities
    Increase in prepaid expense                         (6,667)                  --                (6,667)
    Increase in accounts receivable                         (6)                  --                    (6)
                                                      --------             --------              --------

       NET CASH USED BY OPERATING ACTIVITIES           (22,785)                (299)              (23,588)
                                                      --------             --------              --------

FINANCING ACTIVITIES
  Advance from director                                   (299)                 299                    --
  Proceeds from issuance of common stock                    --                   --                23,600
                                                      --------             --------              --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES          (299)                 299                23,600
                                                      --------             --------              --------

Net increase (decrease) in cash and equivalents        (23,084)                  --                    12

Cash and equivalents at beginning of the period         23,096                   --                    --
                                                      --------             --------              --------

Cash and equivalents at end of the period             $     12             $     --              $     12
                                                      ========             ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest                                            $     --             $     --              $     --
  Taxes                                               $     --             $     --              $     --
                                                      --------             --------              --------


   The accompanying notes are an integral part of these financial statements.

DESIGNER EXPORT, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
(Unaudited)


1. ORGANIZATION AND BUSINESS OPERATIONS

DESIGNER EXPORT, INC. ("THE COMPANY") WAS INCORPORATED UNDER THE LAWS OF THE STATE OF NEVADA, U.S. ON MARCH 31, 2009. THE COMPANY IS IN THE DEVELOPMENT STAGE AS DEFINED UNDER FASB ASC 915-10. "DEVELOPMENT STAGE ENTITIES" AND ITS EFFORTS ARE PRIMARILY DEVOTED TO EXPORTING DESIGNER BRAND APPAREL FROM THE UNITED STATES TO POLAND.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $16,915 as of April 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company<129>fs ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

DESIGNER EXPORT, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION
The Company's functional currency and its reporting currency is the United States dollar.

FINANCIAL INSTRUMENTS
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

STOCK-BASED COMPENSATION
Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718-10, "Compensation- Stock Compensation". To date, the Company has not adopted a stock option plan and has not granted any stock options.

INCOME TAXES
Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

FISCAL PERIOD
The Company's fiscal year end is July 31.

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, "Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, "Consolidation (Topic 810): Accounting and Reporting for Decreases in
Ownership of a Subsidiary". This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).

DESIGNER EXPORT, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
(Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, "Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

3. COMMON STOCK

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

During the period from inception (March 31, 2009) to April 30, 2010, the Company sold a total of 4,510,000 shares of common stock for total cash proceeds of $23,600.

DESIGNER EXPORT, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010
(Unaudited)


4. RELATED PARTY TRANSACTONS

On March 31, 2009, the Company received an advance from the Director in the amount of $299. The amount due to this party is non-interest bearing, due upon demand and unsecured.

On May 8, 2009, the director purchased 2,500,000 shares of common stock in the Company at $0.001 per share for $2,500 (See Note 3-Stockholders' Equity).

On May 27, 2009, Ms. Paszko purchased 500,000 shares of common stock in the Company at $0.001 per share for $500 (See Note 3-Stockholders" Equity).

On August 21, 2009, Mr. Rabok sold his 2,500,000 restricted shares of common stock in consideration for $2,500 cash to Mr. Mikhail Tarasevich, who is Designer Export, Inc's new President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors.

On September 28, 2009, Mr. Tarasevich sold his 2,500,000 restricted shares of common stock in consideration for $2,500 cash to Ms. Urszula Dorota Paszko, who is our new President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of the board of directors.

On April 21, 2010, the loan owed to Mr. Rabok was paid in full.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

DESIGNER EXPORT, INC. ("Designer Export", "the Company", "our" or "we") was incorporated under the laws of the State of Nevada on March 31, 2009. Our registration statement was filed with the Securities and Exchange Commission on September 24, 2009 and was declared effective on February 9, 2010.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to DESIGNER EXPORT, INC..

CURRENT BUSINESS OPERATIONS

Designer Export, Inc. is a Poland based corporation that intends to export fashionable apparel products from the USA to customers in its targeted markets, which currently is Poland. We are a development stage company and we have just recently started our operations. On June 24, 2009, Designer Export, Inc signed a Sales, Distribution Agreement with "Artmex SP J" a Poland based clothing retailer. Designer Export, Inc. purchases both men's and women's fashionable apparel at auctions such as E-bay.com at discounted prices and then exports them to retail stores in Poland to be sold to the end consumers.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

NINE MONTH PERIOD ENDED APRIL 30, 2010 COMPARED TO THE PERIOD FROM INCEPTION (MARCH 31, 2009) TO APRIL 30, 2009

Our net loss from operations for the nine month period ended April 30, 2010 was $19,601. Compared to a net loss of $299 during the period since Inception (March 31, 2009) to April 30, 2009. We generated $3,817 of revenues during the nine month period ended April 30, 2010 and $nil revenues during the period since Inception (March 31, 2009) to April 30, 2009.

General and administrative expenses incurred during the nine month period ended April 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the nine month period ended April 30, 2010 was $19,601 or ($0.00) per share compared to a net loss of $299 or ($0.00) per share during the period since Inception (March 31, 2009) to April 30, 2009. The weighted average number of shares outstanding was 4,510,000 for the nine month period ended April 30, 2010 compared to nil during the period since Inception (March 31, 2009) to April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED APRIL 30, 2010

As at April 30, 2010, our current assets were $6,685 and our total liabilities were $0, which resulted in working capital of $6,685. As at April 30, 2010, current assets were comprised of $12 in cash, $6 in accounts receivable and $6,667 in prepaids, compared to $23,096 current assets at July 31, 2009. As at April 30, 2010, the company had no liabilities.

Stockholders' equity decreased from $22,797 as of July 31, 2009 to $6,685 as of April 30, 2010.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended April 30, 2010, net cash flows used in operating activities was $22,785 consisting primarily of a net loss of ($16,112), prepaid expense of ($6,667) and accounts receivable of ($6). Net cash flows used in operating activities was ($299) for the period since Inception (March 31, 2009) to April 30, 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the period from inception (March 31, 2009) to April 30, 2010, net cash provided by financing activities was $23,600 received from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this quarterly report, we have no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Interest rates in the United States are generally controlled. Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission<129>fs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer<129>fs management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DESIGNER EXPORT, INC.


Dated: June 10, 2010       By: /s/ Urszula Dorota Paszko
                               -------------------------------------------------
                               Urszula Dorota Paszko, President, Chief Executive Officer and Chief Financial Officer