Form 10-Q
period 2010-06-30
China Bilingual Technology & Education Group Inc.
filed 2010-08-16
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-162103

China Bilingual Technology & Education Group Inc.
(Exact Name of small business issuer as specified in its charter)

Nevada	68-0678185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 2 Longbao Street, Xiaodian Zone, Tayyuan City, Shanxi Province, China 030031
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: 01186-351-7963988

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 13, 2010 the issuer had 29,999,998 outstanding shares of Common Stock.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	1-27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	28-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4T	Controls and Procedures	34

	PART II
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

PART 1 -FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$11,726,978	$5,099,860
Inventory	118,126	105,538
Due from related parties	3,381,394	3,014,906
Prepayments and other current assets	408,060	260,309
Total Current Assets	15,634,558	8,480,613

LONG-TERM ASSETS
Property and equipment, net	28,534,690	28,779,123
Land use rights, net	5,259,119	5,296,661
Total Long-Term Assets	33,793,809	34,075,784

TOTAL ASSETS	$49,428,367	$42,556,397

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009
CURRENT LIABILITIES	(Unaudited)
Accounts payable	$180,479	$205,024
Other payables	172,602	209,747
Refundable deposits	1,909,161	2,162,729
Prepaid tuition	18,438,751	15,820,999
Home purchase down payment	507,653	504,216
Accrued expenses and other current liabilities	390,143	733,540
Due to related parties	16,356	1,189,429
Total Current Liabilities	21,615,145	20,825,684

TOTAL LIABILITIES	21,615,145	20,825,684
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 29,999,998 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	30,000	30,000
Additional paid-in capital	2,754,079	2,754,079
Retained earnings	24,305,138	18,378,984
Accumulated other comprehensive income	724,005	567,650

TOTAL SHAREHOLDERS’ EQUITY	27,813,222	21,730,713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,428,367	$42,556,397

See accompanying notes to the condensed consolidated financial statements

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Six months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
REVENUES
Tuition fee	$8,581,273	$7,002,736
Room and board and other services	3,373,221	2,785,260
TOTAL REVENUES	11,954,494	9,787,996
COST OF REVENUES
Tuition cost	(2,433,901)	(2,495,402)
Room and board and other service cost	(2,242,803)	(2,157,238)
TOTAL COST OF REVENUES	(4,676,704)	(4,652,640)
GROSS PROFIT	7,277,790	5,135,356
OPERATING EXPENSES
General and administrative	(1,413,142)	(738,120)
TOTAL OPERATING EXPENSES	(1,413,142)	(738,120)
INCOME FROM OPERATION	5,864,648	4,397,236
OTHER INCOME (EXPENSE)
Interest income	9,938	12,170
Interest expense	-	(47,238)
Foreign exchange loss	(4,020)	-
Miscellaneous expense	55,588	30,876
INCOME BEFORE INCOME TAXES	5,926,154	4,393,044
INCOME TAXES	-	-
NET INCOME	$5,926,154	$4,393,044

Earnings per share	$0.20	$0.15
Basic and diluted earnings per share	$0.20	$0.15
Basic and diluted weighted average shares outstanding	29,999,998	29,999,998

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
REVENUES
Tuition fee	$4,326,831	$3,481,755
Room and board and other services	1,667,044	1,383,702
TOTAL REVENUES	5,993,875	4,865,457
COST OF REVENUES
Tuition cost	(1,264,155)	(1,314,320)
Room and board and other service cost	(1,210,978)	(1,078,265)
TOTAL COST OF REVENUES	(2,475,133)	(2,392,585)
GROSS PROFIT	3,518,742	2,472,872
OPERATING EXPENSES
General and administrative	(961,882)	(378,516)
TOTAL OPERATING EXPENSES	(961,882)	(378,516)
INCOME FROM OPERATION	2,556,860	2,094,356
OTHER INCOME (EXPENSE)
Interest income	4,810	1,667
Interest expense	-	(30,926)
Miscellaneous income	7,461	18,397
INCOME BEFORE INCOME TAXES	2,569,131	2,083,494
INCOME TAXES	-	-
NET INCOME	$2,569,131	$2,083,494

Earnings per share	$0.09	$0.07
Basic and diluted earnings per share	$0.09	$0.07
Basic and diluted weighted average shares outstanding	29,999,998	29,999,998

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Net income	$5,926,154	$4,393,044	$2,569,131	$2,083,494
Foreign currency translation, net of tax	156,355	55,493	116,906	21,254
Total comprehensive income	$6,082,509	$4,448,537	$2,713,037	$2,104,748

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$5,926,154	$4,393,044
Depreciation and amortization of property and equipment	540,918	548,755
Amortization of land use rights	73,463	73,093
Loss on disposal of property and equipment	1,766	5,229

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	-	-
Inventory	(12,588)	113,612
Prepayments and other current assets	(147,751)	42,908
Due from related parties	-	-
Increase (Decrease) In:
Accounts payable	(24,546)	(47,226)
Other payables	(37,145)	(179,849)
Refundable deposits	(253,568)	(188,704)
Prepaid tuition	2,617,752	1,849,477
Home purchase down payment	3,438	(20,463)
Accrued expenses and other current liabilities	(343,396)	(221,668)
Net cash provided by operating activities	$8,344,497	$6,368,208
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(103,182)	$(37,437)
Proceeds from disposal of property and equipment	-	4,057
Advances to/due from related parties	(366,488)	(1,109,250)
Collection of amounts due from related parties	-	-
Net cash used in investing activities	$(469,670)	$(1,142,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	$-	$-
Repayments of short-term loans	-	-
Proceeds from related parties	-	-
Repayments to related parties	(1,173,073)	(58,801)
Net cash used in financing activities	$(1,173,073)	$(58,801)

INCREASE IN CASH AND CASH
EQUIVALENTS	$6,701,754	$5,166,777
Effect of exchange rate changes on cash	(74,636)	(54,735)
Cash and cash equivalents at beginning of year	5,099,860	3,584,959
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,726,978	$8,697,001

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$47,238

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009 which are included in the Company’s Form 8-k filed with the SEC on July 2, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of China Bilingual Technology & Education Group Inc. and subsidiaries as of June 30, 2010 and the results of their operations for the three and six months ended June 30,2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”.)

On July 1, 2009, The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”.) The adoption of this standard had no impact on the Company’s consolidated financial statements.

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting.  Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

 On June 30, 2010, Designer Export, Inc. (“DESG”) entered into a Share Exchange Agreement (Agreement) with Kahibah Limited (“KL”), a British Virgin Islands (“BVI”) corporation and its shareholder. According to this Agreement, DESG acquired all the issued and outstanding common stock of KL. DESG issued 26,100,076 shares of its common stock, representing 87% of DESG’s issued and outstanding common stock after giving effect to the cancellation of 7,748,343 shares on June 30, 2010, to KL’s shareholders in exchange for 100% of the common stock of KL. After the closing of the transaction, DESG had a total of 29,999,998 shares of common stock issued and outstanding, with KL’s shareholder owning 87% of the total issued and outstanding shares of DESG’s common stock, and the balance held by those who held shares of DESG’s common stock prior to the closing of the exchange. This share exchange transaction resulted in KL’s shareholders obtaining a majority voting interest in DESG. All shares are shown effective of a 2.582781 forward stock split.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION (CONTINUED)

As part of the Merger, the Company’s name changed from “Designer Export, Inc.” to “China Bilingual Technology Education Group Inc” (“China Bilingual”.)
The Share Exchange was accounted for as a “reverse merger” since the stockholders of KL own a majority of the outstanding shares of China Bilingual’s common stock immediately following the Share Exchange. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by KL for the net monetary assets of China Bilingual which were deminimus, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of legal acquirer, China Bilingual, are those of the legal acquire, KL, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of KL. Share and per share amounts stated have been retroactively adjusted to reflect the merger. The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the capitalization.

Pre-exchange Transaction Shares	11,648,265	*
Repurchase	(7,748,343)
Issuance for KL Shareholders	26,100,076
Total post-exchange Shares	29,999,998

* effecting a 2.582781 forward stock split as of July 2010.

Description of Business

Shanxi Taiji Industrial Development Co., Ltd

Shanxi Taiji was incorporated as a limited liability company on July 25, 1997 under PRC law. It is currently 95% owned by Taiyuan Taiji and 5% owned by Ms. Ren Bainv who has not yet paid capital contribution as of June 30, 2010.  Shanxi Taiji is an equity joint venture under the laws of the PRC. The Shanxi Modern Bilingual School and Sichuan Guangan Experimental High School hold the requisite local licenses to provide educational services in China.

Shanxi Modern Bilingual School

Shanxi Modern Bilingual School was founded in 1998 by Shanxi Taiji, approved by Taiyuan Bureau of Education. It is a set of kindergarten, elementary, middle and high school in one full-time boarding school. It has an elegant school environment, covering 133,000 square meters. The school has three academic buildings, an administration building, four apartment buildings, two cafeterias, six teacher residential building, a multi-functional arts gymnasium and three high standard epoxy polyurethane plastic 400-meters circular track field, and 3 standard basketball courts and children’s playground.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1- BASIS OF PRESENTATION (CONTINUED)

Description of Business (continued)

Sichuan Guang’an Experimental High School

Sichuan Guang’an Experimental High School was established by Shanxi Taiji in 2002.  It is a private high school which is high-profile, high standard, full-time school.  The school environment is beautiful, tree-lined, with top hardware and a unique architectural style. The campus covers an area of 70,000 square meters. We have two teaching buildings, four teachers’ apartments, four students’ apartment buildings, two cafeterias, a complex building, a audio-visual technology building (also for library), and a large-scale indoor sports center. Campus greening projects cost $300 thousand, we planted trees, shrubs and banyan to improve the school’s life environment, . All school equipment meets provincial-level high school’s standards.

NOTE 2 –  PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of  China Bilingual Technology & Education Group Inc. and the following wholly-owned subsidiaries:

(i)    Shanxi Taiji Industrial Development Co., Ltd. (“Shanxi Taiji”);
(ii)   Taiyuan Taiji Industry Development Co., Ltd. (“Taiyuan Taiji”);
(iii)  Shanxi Modern Bilingual School (“Shanxi School”);
(iv)  Sichuan Guang’an Shiyan Secondary School (“Sichuan School”.)

All inter-company accounts and transactions have been eliminated in consolidation.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries. Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet. Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of operations. There were no significant non-controlling minority interests for the six months ended June 30, 2010 and 2009.

NOTE 3 – USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, the selection of the useful lives of property and equipment, impairment of long-lived assets, fair values and revenue recognition. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2010, and December 31, 2009 the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective April 1, 2009, the FASB ASC Topic 820, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the fair value of the Company’s financial instruments. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments).

The Company’s adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Fair Value of Financial Instruments (continued)

Fair Value Measurements(continued)

measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

(b)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restriction to cash at June 30, 2010. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $11,726,978 at June 30, 2010.

(c)	Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiyuan Taiji did not pay any income taxes during the year ended December 31,2009 and for the six months ended June 30, 2010 due to net losses experienced in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are diminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The subsidiaries of Shanxi Taiji, which were registered as private schools (the “school-subsidiaries”), are not subject to income taxes determined in accordance with the Law for Promoting Private Education (2003) and school-subsidiaries registered as private schools not requiring reasonable returns (similar to a not-for-profit entity) are treated as public schools and are generally not subject to enterprise income taxes. Therefore, the school-subsidiaries are tax exempt.

Kahibah Limited is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. may pay tax in future years.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets.  The components of the deferred tax assets are individually classified as current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at June 30, 2010 and December 31, 2009 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Income taxes (continued)

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2010 and December 31, 2009, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2010 and December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of June 30, 2010 and December 31, 2009.

(e)	Revenue Recognition and Prepaid Tuition

Revenues consist primarily of tuition and fees derived from providing meals and housing for students living on campus. Revenues from tuition are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable grade or program. If a student withdraws from a course or program within three months after the school year starts, the paid but unearned portion of the student’s tuition is 67% refunded. If a student withdraws after the first three months in a school year, no tuition will be refunded. In past years, there were minimal students who withdrew from a course or program before the end of a school year. As a result, the Company has recorded prepaid tuition as a current liability in the consolidated balance sheet due to if a student withdrew from school, the Company may have to return a portion of the prepaid tuition.

The School normally receives tuition and fees from students at their initial admission or before the start of the school year in September. Some students will benefit from discount of fees if they prepay tuition for two to three years of school term. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amounts are expected to be earned within the next year.

Based on the fees at time of admission, the School allocates the cash received from students to the appropriate categories as follows:

Grade	Tuition	Cafeteria	Room	Others	Total
Kindergarten	$1,463	$658	$73	$146	$2,340
Lower primary school	1,901	804	146	219	3,070
Higher primary school	1,901	951	146	219	3,217
Junior middle school	2,165	936	190	219	3,510
Senior middle school	2,457	980	219	293	3,949

Prepaid tuition expected to be recognized into revenue for the next four years is as follows:

2010	$8,600,526
2011	9,425,582
2012	410,613
2013	2,030
Total	$18,438,751

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Revenue Recognition and Prepaid Tuition (continued)

Room and Board and Other Revenues

Room and board revenues represent student room income and cafeteria income. Revenues are recognized as sales occur or rental services are rendered. During the six months ended June 30, 2010 and 2009 and for the three months ended June 30, 2010 and 2009, the School recognized room and board income of $3,208,445, $2,686,324, $1,621,199, and 1,359,518 respectively.

Other revenues represent rental income earned from renting out apartments to faculty members and other miscellaneous revenues. Other revenues represent less than 5% of total revenues. Rental income are recognized upon the rental services are rendered. During the six months ended June 30, 2010 and 2009 and for the three months ended June 30, 2010 and 2009, the School recognized rental income of $16,779, $14,030, $8,456 and $7,149, respectively.

The following table shows the breakdown of revenues by segment during the six months ended June 30, 2010 and 2009 and for the three months ended June 30, 2010 and 2009:

	The Six Months Ended June 30,				The Three Months Ended June 30,
	2010		2009		2010		2009
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Tuition fee	$8,581,273	71.78	$7,002,736	71.54	$4,326,831	72.19	$3,481,755	71.56
Room and board and other fee	3,373,221	28.22	2,785,260	28.46	1,667,044	27.81	1,383,702	28.44
Total	$11,954,494	100.00	$9,787,996	100.00	$5,993,875	100.00	$4,865,457	100.00

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Foreign Currency Translation

The Company’s principal country of operations is The People’s Republic of China.  The financial position and results of operations of the Company are determined using the local currency (“Renminbi or RMB”) as the functional currency.  The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date.  The results of operations are translated from Renminbi to US Dollar at the weighted average rate of exchange during the reporting period.  The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.  All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a component of accumulated other comprehensive income.

Translation adjustments net of tax totaled $156,355, $55,493, $116,906, and $21,254 for the six and three months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the exchange rate was RMB 6.7909. The average exchange rate for the three months ended June 30, 2010 was RMB 6.8068.

(g)	Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was an income of $6,082,509, $4,448,537, $2,713,037, and $2,104,748 for the six and three months ended June 30, 2010 and 2009, respectively..

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $724,005, as of June 30, 2010.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Concentrations, Risks, and Uncertainties

All of the Company’s operations are located in the PRC.  There can be no assurance that the Company will be able to successfully continue to provide the services offered and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control.  These contingencies include general economic conditions, teacher salaries, competition, governmental and political conditions, and changes in regulations.  Because the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties.  Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, foreign exchange restrictions, and political and governmental regulations.

(i)	Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No.2010-09(ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No.2009-16(ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05(ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No.2009-08, Earnings per Share, AUS No.2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other AUS’s No.2009-2 through ASU No.2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

In April 2010, the FASB issued Accounting Standard Update, 2010-17, Revenue Recognition——Milestone Method (Topic 605): “Milestone Method of Revenue Recognition——a consensus of the FASB Emerging Issues Task Force.” This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The update will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update is not expected to have a material impact on the Company’s financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Accounting Pronouncements (continued)

In March 2010, the FASB issued Accounting Standard Update, 2010-13, Compensation——Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades——a consensus of the FASB Emerging Issues Task Force.” This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity security trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 – INVENTORY

Inventories consisted of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Course materials	$98,785	$88,822
Low consumable tools	19,341	16,716
Total inventory	$118,126	$105,538

A valuation allowance was not considered necessary because inventory was stated at the lower of cost or net realizable value at June 30, 2010. Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. No amount was written off during the three and six months ended June 30, 2010 and 2009.

NOTE 7 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Advances to suppliers	$20,616	$20,475
Other receivable	385,677	237,200
Others	1,767	2,634
Total	$408,060	$260,309

Other receivable primarily included staff advances travel and the related expenses to be charged to expenses other miscellaneous prepayments.

NOTE 8 – DUE FROM/TO RELATED PARTIES

(I)	Due From Related Parties

		June 30, 2010	December 31, 2009
		(Unaudited)
Pan Mingxiao	b	-	$558,736
Ren Zhiqing		879,321	-
Beijing Taiji Investment Co., Ltd.	c	$2,502,073	2,456,170
Total due from related parties		$3,381,394	$3,014,906

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 8 - DUE FROM/TO RELATED PARTIES (CONTINUED)

(II)	Due To Related Parties

		June 30, 2010	December 31, 2009
		(Unaudited)
Ren Zhiqing	a	$-	$1,189,429
Pan Mingxiao	b	16,356	-
Total due to related parties		$16,356	$1,189,429

(a)
Ren Zhiqing is a director of the Company and ultimate controlling shareholder of the Company. Amount due from Ren Zhiqing represented a loan from Shanxi School, which were unsecured, interest-free and collectible on demand.

(b)
Pan Mingxiao is a shareholder of the Company and the chairman of Sichuan School, a subsidiary of the Company. Amount due from Pan Mingxiao represented a loan from Sichuan School, which were unsecured, interest-free and collectible on demand. Amount due to Pan Mingxiao represented a loan to Sichun School, which are unsecured, interest-free and have no fixed repayment term.

(c)
Beijing Taiji Investment Co., Ltd., (“Beijing Taiji”) is a company wholly owned by Ren Zhiqing. Amount due from represents loan from China Bilingual Technology & Education Group Inc. to Beijing Taiji, which were unsecured, interest-free and collectible on demand.

NOTE 9 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cost of land use rights	$5,892,332	$5,875,770
Less: Accumulated amortization	(633,213)	(579,109)
Land use rights, net	$5,259,119	$5,296,661

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 9 – LAND USE RIGHTS, NET (CONTINUED)

Amortization expense for the six and three months ended on June 30, 2010 and 2009, were $73,463, $73,093, $36,731 and $36,587, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010	$73,463
2011	146, 925
2012	146,925
2013	146,925
2014	146,925
Thereafter	4,597,956
Total	$5,259,119

NOTE 10 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
At cost:
Buildings	$31,008,111	$30,798,131
Transportation equipment	924,609	830,885
Furniture & education equipment	3,404,947	3,388,716
Kitchen equipment	476,580	473,352
Computer and software	222,760	218,357
Total cost	36,037,007	35,709,441

Less : Accumulated depreciation	(7,502,317)	(6,930,318)

Property and equipment, net	$28,534,690	$28,779,123

For the six and three months ended June 30, 2010 and 2009, depreciation and amortization expenses were $540,918, $548,755, $271,520 and $273,982, respectively.

NOTE 11 – OTHER PAYABLE

Other payables included traveling and the related expenses incurred by employee on behalf of the company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

NOTE 12 – HOME PURCHASE DOWN PAYMENT

According to the School’s Employee Welfare Policy, the School may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the School and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 12 - HOME PURCHASE DOWN PAYMENT (CONTINUED)

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the three and six months ended June 30, 2010 and 2009. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposit at the time the School receives. The School recognizes profit when the sale is consummated.

The School records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the three and six months ended June 30, 2010 and 2009, and such the School recognized no income from selling apartments. As of June 30, 2010, home deposits were $507, 653.

Since 2006, the School decided not to continue with the home purchase benefit and will not enter into any new home purchase agreements. Any teachers living in the School’s apartments without any signed home purchase agreement are required to pay monthly rent and monthly rent is directly deducted from teacher’s payroll. Such payroll deductions are recorded as rental income for the period it pays. During the six and three months ended June 30, 2010 and 2009, the School recognized rental income of $16,779, $14,030, $8,456 and $7,149, respectively.

NOTE 13 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Accrued payroll	$378,788	$458,134
Individual taxes withholding	5,023	4,827
Welfare payable	-	-
Others	6,332	270,579
Total	$390,143	$733,540

The PRC labor regulations require the Company to accrue for welfare based on certain percentages (14%) of the employees’ salaries and charged to general and administrative expenses. The accrual of welfare for employee benefits related to work clothes, employee on-job training and festival bonus.

Others primarily included transportation expenses, utility fees, property management fees, and other miscellaneous expenses payable.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 14 – REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the school year started in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the three and six months ended June 30, 2010 and 2009, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of June 30, 2010, refundable deposits were $1,909,161.

NOTE 15 – TAXES

Enterprise Income Tax (“EIT”)

On March 16, 2007, the National People’s Congress of China approved the Enterprise Income Tax Law of the People’s Republic of China (the “new EIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable enterprise income tax rate for the Company is 25%.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiyuan Taiji did not pay any income taxes for the three and six months ended June 30, 2010 due to these net losses experienced in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods.

The subsidiaries of Shanxi Taiji, which were registered as private schools (the “school-subsidiaries”), are not subject to income taxes determined in accordance with The Law for Promoting Private Education (2003) and those school-subsidiaries registered as private schools not requiring reasonable returns (similar to a not-for-profit entity) are treated as public schools and are generally not subject to enterprise income taxes. Therefore, the school-subsidiaries are tax exempt. As a result, all deferred tax assets and liabilities are diminimus, and management would have a 100% valuation allowance for all deferred tax assets.

Kahibah Limited is tax exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. will pay tax in future years.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 15 – TAXES (CONTINUED)

Enterprise Income Tax (“EIT”) (continued)

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax savings for the six and three months ended June 30, 2010 and 2009 are summarized as follows:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Tax savings	$1,481,539	$1,098,261	$642,283	$520,874
Benefit per share Basic:	$0.05	$0.04	$0.02	$0.02

Had the Company’s tax exemption not been in the place for three and six months ended June 30, 2010, the Company estimates the following pro-forma financial statement impact:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net income before tax provision, as reported	$5,926,154	$4,393,044	$2,569,131	$2,083,494
Less tax provision exempted	(1,481,539)	(1,098,261)	(642,283)	(520,874)
Pro-forma net income	$4,444,615	$3,294,783	$1,926,848	$1,562,620
Pro-forma net income per share
Pro-forma Basic earnings per share	$0.15	$0.11	$0.07	$0.05
Pro-forma Diluted earnings per share	$0.15	$0.11	$0.07	$0.05

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 16- –SEGMENT INFORMATION

The Company operates in two business segment, educational and room and board services. The Company also generates rental income; however, rental income of the Company was insignificant for six and three months ended June 30, 2010 and 2009, which do not exceed the 10% quantitative threshold.

	For The Six months Ended June 30,			For The Six months Ended June 30,
	2010 (Unaudited)			2009 (Unaudited)
	Tuition fee	Room and board and other fee	Total	Tuition fee	Room and board and other fee	Total

Revenue	$8,581,273	$3,373,221	$11,954,494	$7,002,736	$2,785,260	$9,787,996
Costs of goods	2,433,901	2,242,803	4,676,704	2,495,402	2,157,238	4,652,640
Gross profit	6,147,372	1,130,418	7,277,790	4,507,334	628,022	5,135,356
Operating expenses	1,014,393	398,749	1,413,142	528,081	210,039	738,120
Operating profit	$5,132,979	$731,669	$5,864,648	$3,979,253	$417,983	$4,397,236

Segment assets	$24,613,694	$24,814,673	$49,428,367

Segment liabilities	$18,818,541	$2,796,603	$21,615,144

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 16 –SEGMENT INFORMATION (CONTINUED)

	For The Three Months Ended June 30,			For The Three Months Ended June 30,
	2010 (Unaudited)			2009 (Unaudited)
	Tuition fee	Room and board and other fee	Total	Tuition fee	Room and board and other fee	Total

Revenue	$4,326,831	$1,667,044	$5,993,875	$3,481,755	$1,383,702	$4,865,457
Costs of goods	1,264,155	1,210,978	2,475,133	1,314,320	1,078,265	2,392,585
Gross profit	3,062,676	456,066	3,518,742	2,167,435	305,437	2,472,872
Operating expenses	694,359	267,523	961,882	270,869	107,647	378,516
Operating profit	$2,368,317	$188,543	$2,556,860	$1,896,566	$197,790	$2,094,356

Tuition fee represented approximately 71.78% and 71.54%, and room and board and other fee represented approximately 28.22% and 28.46% of our total revenues in the six months ended June 30, 2010 and 2009.  For the three months ended June 30, 2010 and 2009, Tuition fee represented 72.19% and 71.56% and room and board and other fee represented 27.81% and 28.44% of our total sales, respectively.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 17– EARNING PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic earnings per share (EPS) computations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six and three months ended June 30, 2010 and 2009.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net income	$5,926,154	$4,393,044
Basic weighted average outstanding shares of common stock	29,999,998	29,999,998
Diluted weighted average common stock and stock equivalents	29,999,998	29,999,998
Earnings per share:
Basic	$0.20	$0.15
Diluted	$0.20	$0.15

	For The Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net income	$2,569,131	$2,083,494
Basic weighted average outstanding shares of common stock	29,999,998	29,999,998
Diluted weighted average common stock and stock equivalents	29,999,998	29,999,998
Earnings per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 18 – EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

According to the Shanxi and Sichuan Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees) and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the six months ended June 30, 2010, the Company contributed $568,327, in pension contributions.

NOTE 19–SUBSEQUENT EVENT

Management has evaluated subsequent events from June 30, 2010 and has concluded no events need to be reported during this period.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements.  The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

On June 30, 2010, China Bilingual Technology & Education Group Inc. (the “Company” formerly Designer Export Inc.) acquired all of the outstanding capital stock of Kahibah Limited, a British Virgin Islands limited liability company (“Kahibah”), through China Bilingual Education Acquisition Inc. a Nevada corporation (the “Merger Sub”) wholly owned by the Company.

On June 30, 2010, Designer Export, Inc. (“DESG”) entered into a Share Exchange Agreement (Agreement) with Kahibah Limited (“KL”), a British Virgin Islands (“BVI”) corporation and its shareholder. According to this Agreement, DESG acquired all the issued and outstanding common stock of KL. DESG issued 10,105,386 shares of its common stock, representing 87% of DESG’s issued and outstanding common stock after giving effect to the cancellation of 3,000,000 shares on June 30, 2010, to KL’s shareholders in exchange for 100% of the common stock of KL. After the closing of the transaction, DESG had a total of 11,615,356 shares of common stock issued and outstanding, with KL’s shareholder owning 87% of the total issued and outstanding shares of DESG’s common stock, and the balance held by those who held shares of DESG’s common stock prior to the closing of the exchange. This share exchange transaction resulted in KL’s shareholders obtaining a majority voting interest in DESG.

The Share Exchange was accounted for as a “reverse merger” since the stockholders of KL own a majority of the outstanding shares of China Bilingual’s common stock immediately following the Share Exchange. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by KL for the net monetary assets of China Bilingual, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of legal acquirer, China Bilingual, are those of the legal acquire, KL, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of KL. Share and per share amounts stated have been retroactively adjusted to reflect the merger. The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the capitalization.

Pre-exchange Transaction Shares	4,509,970
Repurchase	(3,000,000)
Issuance for KL Shareholders	10,105,386
Total post-exchange Shares	11,615,356
Forward Stock Split Paid on July 14, 2010	18,384,642
29,999,998

Description of Business

The accompanying consolidated financial statements include the financial statements of Kahibah Limited and its subsidiaries. Kahibah Limited and its subsidiaries are collectively referred to as the “Company.” The Company provides high quality bilingual educational services including full-curriculum primary and secondary schools in the People’s Republic of China (“PRC”) through its wholly owned subsidiaries. As of June 30, 2010, there were 11,615,376 shares of the Company’s $0.001 par value common stock issued and outstanding. The shareholders of Kahibah own approximately 87% of the common stock of the Company.

Kahibah Limited (“KL”) was incorporated under the laws of the British Virgin Islands (“BVI”) on December 6, 2005. On June 25, 2009, Mr. Ren Zhiqing and Mr. Pan Mingxiao entered into a Purchase Agreement to acquire KL for $10,285. Since June 25, 2009, KL was 90% and 10% owned by Mr. Ren Zhiqing and Mr. Pan Mingxiao, respectively. For several months prior to the Recapitalization (described below), Kahibah Limited was a “shell company,” as defined by Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and its primary business operations involved seeking the acquisition of assets, property, or businesses that would be beneficial to it and its shareholders.

On August 14, 2009, KL established a new company, Taiyuan Taiji Industry Development Co., Ltd. (“Taiyuan Taiji”.) Taiyuan Taiji is a company incorporated in the PRC. and KL is the sole shareholder of Taiyuan Taiji under the laws of the PRC. Taiyuan Taiji was organized pursuant to the laws of the PRC, for the purpose of acquiring Shanxi Taiji Industrial Development Co., Ltd. (“Shanxi Taiji”), a company formed on July 25, 1997 pursuant to the laws of the PRC.

On November 25, 2009, Taiyuan Taiji acquired Shanxi Taiji. This transaction was treated as a Recapitalization and Reverse Merger of Shanxi Taiji for financial reporting purposes. The effect of this Recapitalization was rolled back to the inception of Shanxi Taiji for financial reporting purposes. As a result, the historical financial statements of Shanxi Taiji become the historical financial statements of KL. Net equity of KL as of June 25, 2009 was less than 1% threshold, and thus the recapitalization effect was not presented on the consolidated statements of changes in shareholders’ equity for the years ended December 31, 2009.

Prior to November 25, 2009, Mr. Ren Zhiqing owned 90% of Shanxi Taiji, with the remaining balance being held by Mr. Pan Mingxiao. On November 25, 2009, the Company entered into a Share Exchange Agreement with Ms. Ren Bainv, a relative of Mr. Ren Zhiqing, which agreed to sell 5% ownership of Shaxi Taiji to Ms. Ren Bainv for $146,224. Since the Company has not yet received the capital contribution from Ms. Ren Bainv, the Company did not present non-controlling interest on its financial statements as of June 30, 2010 and December 31, 2009.

We are a fast-growing education-oriented company in China, and we operate two private schools, consisting of kindergarten, elementary, middle school and high school. Our Shanxi Modern Bilingual School was established in 1998 and provides students with an innovative and top quality bilingual education. Our Sichuan Guang’an Experimental High School was established in 2002 as a high-profile, high-standards, full-time boarding school.

Results of Operations

Operation Results for the Three Months Ended June 30, 2010 and 2009

Revenues

During the three months ended June 30, 2010, we had revenues of $5,993,875 as compared to revenues of $4,865,457 during the three months ended June 30, 2009, an increase of $1,128,418, or 23.19%. The increase was a result of an increase of 810 students attending our schools.

Cost of Revenue

During the three months ended June 30, 2010, our cost of revenue was $2,475,133, as compared to cost of revenue of $2,392,585 during the three months ended June 30, 2009, a increase of $82,548 or 3.45%. The increase in cost of revenue was primarily the result of an increase $89,000 in Staffwelfare of Sichuan Guang’an Experimental High schools.

General and Administrative Expenses

General and administrative expenses, totaled $961,882 during the three months ended June 30, 2010 as compared to $378,516 for the three months ended June 30, 2009. The increase of $583,366 or 154.12% in general and administrative expense was mainly attributed to additional fees paid for going public, such as $350,000 for purchasing DESG, $140,000 for attoney’s fee and $70,000 for audit fee.

Interest expense

Interest expense decreased from $ 30,926 during the three months ended June 30, 2009 to $0 for the three month ended June 30, 2010. The decreased interest expense resulted from the bank loan of Shanxi Taiji paid off on Oct 9th, 2009, so the interest for three month ended June 30, 2010 is nil.

Net Income attributable to the Company

As a result of the factors described above, we had net income attributable to the Company in the amount of $ 2,569,131 for the three months ended June 30, 2010, as compared with $ 2,083,494 during the three months ended June 30, 2009. The increase in net income was mainly attributed to the increase of the revenue.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was $ 2,713,037 during the three months ended June 30, 2010, as compared with $ 2,104,748 during the three months ended June 30, 2009. The increase is due to the increase in revenue.

Operation Results of the six months Ended June 30, 2010 and 2009

 Revenues

During the six months ended June 30, 2010, we had revenues of $11,954,494 as compared to revenues of $9,787,996 during the six months ended June 30, 2009, an increase of $2,166,498, or 22.13%. The increase was a result of an increase of 810 students attending our schools.

Cost of Revenue

During the six months ended June 30, 2010, our cost of revenue was $4,676,704, as compared to cost of revenue of $4,652,640 during the six months ended June 30, 2009, an increase of $24,064 or 0.52%. The increase was a result of an increase of 810 students attending our schools.

General and Administrative Expenses

General and administrative expenses, totaled $1,413,142 during the six months ended June 30, 2010 as compared to $ 738,120 for the six months ended June 30, 2009. The increase of $ 675,022 or 91.45% in general and administrative expense was mainly attributed to additional fees paid for going public, such as $350,000 for purchasing DESG, $140,000 for attoney’s fee and $70,000 for audit fee..

Interest expense

Interest expense decreased from $ 47,238 during the six months ended June 30, 2009 to $0 for the six month ended June 30, 2010. The decreased interest expense resulted from the bank loan of Shanxi Taiji paid off on Oct 9th, 2009, so the interest for six month ended June 30, 2010 is nil.

Net Income attributable to the Company

 As a result of the factors described above, we had net income attributable to the Company in the amount of $ 5,926,154 for the six months ended June 30, 2010, as compared with $ 4,393,044 during the six months ended June 30, 2009. The increase in net income was mainly attributed to the increase of the revenue.

 Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain, our comprehensive income was $ 6,082,509 during the six months ended June 30, 2010, as compared with $4,448,537 during the six months ended June 30, 2009. The increase is due to the increase in revenue.

Liquidity and Capital Resources

 Presently, our principal sources of liquidity come from tuition paid by students that attend our schools. As of June 30, 2010, we had negative working capital of $5,980,587, as compared to negative working capital of $12,345,071 as of December 31, 2009.  Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital if and when it is needed.

Operating Activities

            Cash provided by operating activities totaled $8,175,197 for the six months ended June 30, 2010 as compared to $6,368,209 provided by operating activities for the six months ended June 30, 2009. The increase in cash provided by operations is due to the increase of net income $1,533,000 and the prepaid tuition fee $598,000 based on an increase of 810 students attending our schools. in 2010 than in 2009.

Investing Activities

Cash used in investing activities was ($469,670) for the six months ended June 30, 2010 as compared cash used in investing activities of ($1,142,630) for the six months ended June 30, 2009. The decrease of cash used in investing activities is mainly attributable to a decrease in advances to related parties in 2010 verse 2009. Mr. Pan returned $ 583,000 during the six months ended June 30, 2010 compared to cash advanced to related parties of $575,000 in June 30, 2009.

Financing Activities

Cash used in financing activities total ($1,173,073) for the six months ended June 30, 2010 as compared to ($58,801) provided for the six months ended June 30, 2009. The increase in cash used by financing activities resulted primarily from repayments to related parties Mr. Ren $1,189,000, during the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Measurement, estimates and assumptions are used for, but not limited to, the selection of the useful lives of property and equipment, impairment of long-lived assets, fair values and revenue recognition. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumption.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Property and Equipment, Net

Property and equipment are carried at cost. The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant additions and betterments that increase the useful lives of the assets are capitalized. Depreciation is provided over their estimated useful lives, using the straight-line method. The Estimated useful lives are as follows:

Buildings	40 years
Furniture and education equipment	3-10 years
Transportation equipment	10 years
Kitchen equipment	10 years
Computer equipment and software	5 years

(b)	Land Use Rights, Net

According to the laws of the PRC, land in the PRC is owned by the government and cannot be sold to an individual or a company.  However, the government grants the user a “land use right” to use the land.  The land use right granted to the Company is being amortized using the straight-line method over the lease term of forty years.

(c)	Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

(d)	Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiyuan Taiji did not pay any income taxes during the years ended December 31, 2009 and 2008 and for the six months ended June 30, 2010 due to these two entities experienced net losses in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are diminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The subsidiaries of Shanxi Taiji, which were registered as private schools (the “school-subsidiaries”), are not subject to income taxes determined in accordance with the Law for Promoting Private Education (2003) and school-subsidiaries registered as private schools not requiring reasonable returns (similar to a not-for-profit entity) are treated as public schools and are generally not subject to enterprise income taxes. Therefore, the school-subsidiaries are tax exempt.

Kahibah Limited is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger (in Note 22), the parent company in U.S. may pay tax in future years.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets.  The components of the deferred tax assets are individually classified as current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A provision has not been made at June 30, 2010 and December 31, 2009 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

(e) Revenue Recognition and Prepaid Tuition

Revenues consist primarily of tuition and fees derived from providing meals and housing for students living on campus. Revenues from tuition are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable grade or program. If a student withdraws from a course or program within three months after the school year starts, the paid but unearned portion of the student’s tuition is 67% refunded. If a student withdraws after the first three months in a school year, no tuition will be refunded. In past years, there were minimal students who withdrew from a course or program before the end of a school year.

The School normally receives tuition and fees from students at their initial admission or before the start of the school year in September. Some students will benefit from discount of fees if they prepay tuition for two to three years of school term. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amounts are expected to be earned within the next year.

Plan of operation

The Company may seek to acquire the same kind of school to expand operations.   The Company would employ the same management and the same teaching method at any potential acquisitions.  The Company may also enlarge is current offerings of basic education to include training services and global exchange programs.

We face competition from domestic and international education service providers that are seeking to acquire and operate educational institutions in China. We expect competition for attractive opportunities to intensify because of the continued privatization of the education industry in China and the difficulty in setting up new educational institutions in China, which requires approval from the local Bureau of Education or the Ministry of Education of China. Other competitors, such as high-end standalone private educational institutions and training centers that cater to high-income consumers and foreign expatriates, have emerged primarily as a result of the increasing affluence of the Chinese population. These standalone private educational institutions and training centers are managed by both foreign and domestic high school, college and university operators.

Contractual Obligation

The Company is not currently a party to any contracts requiring disclosure under Item 303 of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: August 16, 2010	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)