Form 10-Q
period 2010-09-30
China Bilingual Technology & Education Group Inc.
filed 2010-11-15
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2010

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-162102

China Bilingual Technology & Education Group Inc.
(Exact Name of small business issuer as specified in its charter)

Nevada	68-0678185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 2 Longbao Street, Xiaodian Zone, Taiyuan City, Shanxi Province, China 030031
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: 01186-351-7963988

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 15, 2010 the issuer had 29,999,998 outstanding shares of Common Stock.

PART 1 -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statement of the registrant for the three and nine months ended September 30, 2010 and 2009 follow.  The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$14,114,068	$5,099,860
Inventory	210,936	105,538
Due from related parties	3,719,381	3,014,906
Prepayments and other current assets	3,470,507	260,309
Total Current Assets	21,514,892	8,480,613

LONG-TERM ASSETS
Property and equipment, net	28,669,774	28,779,123
Land use rights, net	5,292,275	5,296,661
Total Long-Term Assets	33,962,049	34,075,784

TOTAL ASSETS	$55,476,941	$42,556,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$222,905	$205,024
Other payables	47,203	209,747
Refundable deposits	1,687,536	2,162,729
Prepaid tuition	20,231,919	15,820,999
Home purchase down payment	534,141	504,216
Accrued expenses and other current liabilities	577,784	733,540
Due to related parties	16,575	1,189,429
Total Current Liabilities	23,318,063	20,825,684

TOTAL LIABILITIES	23,318,063	20,825,684
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 29,999,998 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	30,000	30,000
Additional paid-in capital	2,754,079	2,754,079
Retained earnings	28,272,672	18,378,984
Accumulated other comprehensive income	1,102,127	567,650

TOTAL SHAREHOLDERS’ EQUITY	32,158,878	21,730,713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,476,941	$42,556,397

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Nine months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
REVENUES
Tuition fee	$13,240,999	$10,801,362
Room and board and other services	5,064,549	4,481,930
TOTAL REVENUES	18,305,548	15,283,292
COST OF REVENUES
Tuition cost	(3,409,363)	(3,511,764)
Room and board and other service cost	(3,162,630)	(3,200,645)
TOTAL COST OF REVENUES	(6,571,993)	(6,712,409)
GROSS PROFIT	11,733,555	8,570,883
OPERATING EXPENSES
General and administrative	(1,928,693)	(1,117,119)
TOTAL OPERATING EXPENSES	(1,928,693)	(1,117,119
INCOME FROM OPERATION	9,804,862	7,453,764
OTHER INCOME (EXPENSE)
Interest income	20,476	18,899
Interest expense	-	(71,681)
Foreign exchange loss	(4,044)	-
Miscellaneous expense	72,394	30,354
INCOME BEFORE INCOME TAXES	9,893,688	7,431,336
INCOME TAXES	-	-
NET INCOME	$9,893,688	$7,431,336

Earnings per Common Share
Basic	$0.33	$0.25

Diluted	$0.33	$0.25

Weighted Average Common Shares Outstanding
Basic	29,999,998	29,999,998

Diluted	29,999,998	29,999,998

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
REVENUES
Tuition fee	$4,625,534	$3,803,337
Room and board and other services	1,677,406	1,698,847
TOTAL REVENUES	6,302,940	5,502,184

COST OF REVENUES
Tuition cost	(964,576)	(1,017,490)
Room and board and other service cost	(909,869)	(1,044,652)
TOTAL COST OF REVENUES	(1,874,445)	(2,062,142)
GROSS PROFIT	4,428,495	3,440,042
OPERATING EXPENSES
General and administrative	(509,056)	(379,460)
TOTAL OPERATING EXPENSES	(509,056)	(379,460)
INCOME FROM OPERATION	3,919,439	3,060,582
OTHER INCOME (EXPENSE)
Interest income	10,515	6,737
Interest expense	-	(24,473)
Miscellaneous income	16,539	(530)
INCOME BEFORE INCOME TAXES	3,946,493	3,042,316
INCOME TAXES	-	-
NET INCOME	$3,946,493	$3,042,316

Earnings per Common Share

Basic	$0.13	$0.10
Diluted	$0.13	$0.10

Weighted Average Common Shares Outstanding

Basic	29,999,998	29,999,998

Diluted	29,999,998	29,999,998

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
NET INCOME	$9,893,688	$7,431,336	$3,946,493	$3,042,316
Foreign currency translation, net of tax	534,477	(296,892)	378,122	(352,386)
TOTAL COMPREHENSIVE INCOME	$10,428,165	$7,134,444	$4,324,615	$2,689,930

See accompanying notes to the condensed consolidated financial statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$9,893,688	$7,431,336
Depreciation and amortization of property and equipment	815,287	819,355
Amortization of land use rights	110,836	109,663
Loss on disposal of property and equipment	1,776	5,230

Changes in operating assets and liabilities:
(Increase) Decrease In:
Inventory	(105,398)	84,588
Prepayments and other current assets	(3,210,199)	(2,709,306)

Increase (Decrease) In:
Accounts payable	17,881	102,809
Other payables	(162,544)	(571,296)
Refundable deposits	(475,193)	(176,638)
Prepaid tuition	4,410,920	4,304,803
Home purchase down payment	29,925	(26,545)
Accrued expenses and other current liabilities	(155,755)	(284,286)
Net cash provided by operating activities	$11,171,224	$9,089,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(153,847)	$(371,586)
Proceeds from disposal of property and equipment	23,664	3,764
Advances to/due from related parties	(704,474)	(1,971,136)
Net cash used in investing activities	$(834,657)	$(2,338,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to related parties	(1,172,854)	(1,961,639)
Net cash used in financing activities	$(1,172,854)	$(1,961,639)

INCREASE IN CASH AND CASH EQUIVALENTS	$9,163,713	$4,789,116
Effect of exchange rate changes on cash	(149,505)	(412,505)
Cash and cash equivalents at beginning of year	5,099,860	3,584,959
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,114,068	$7,961,570

SUPPLEMENTARY CASH FLOW INFORMATION
Interest paid	$-	$71,681

See accompanying notes to the condensed consolidated financial statements

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
NOTE 1 – NATURE OF BUSINESS

Description of Business

China Bilingual Technology & Education Group Inc. is an education company that owns and operates high-quality, K-12 private boarding schools in China. Founded in 1998, the Company currently operates two schools encompassing kindergarten, elementary, middle and high school levels with over 9,000 students and 1,300 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance rates and national college entrance exam scores. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As China experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in China’s new middle and upper classes are sending their children to receive private school education to give them an advantage in China’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

Control by Principal Shareholders

The Company’s directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended December 31, 2009 which are included in the Company’s Form 8K filed with the SEC on July 2, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of China Bilingual Technology & Education Group Inc. and subsidiaries as of September 30, 2010 and the results of their operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

On July 1, 2009, The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 1 – NATURE OF BUSINESS (CONTINUED)

Basis of Presentation (Continued)

FASB Statement No. 162. ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). The adoption of this standard had no impact on the Company’s consolidated financial statements.

The Company operates in two segments in accordance with accounting guidance FASB ASC Topic 280, Segment Reporting.  Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

On June 30, 2010, Designer Export, Inc. (“DESG”), incorporated in the State of Nevada, USA on March 31, 2009, entered into a Share Exchange Agreement (Agreement) with Kahibah Limited (“KL”), a British Virgin Islands (“BVI”) corporation and its shareholder. According to this Agreement, DESG acquired all the issued and outstanding common stock of KL. DESG issued 26,100,076 shares of its common stock, representing 87% of DESG’s issued and outstanding common stock after giving effect to the cancellation of 7,748,343 shares on June 30, 2010, to KL’s shareholders in exchange for 100% of the common stock of KL. After the closing of the transaction, DESG had a total of 29,999,998 shares of common stock issued and outstanding, with KL’s shareholder owning 87% of the total issued and outstanding shares of DESG’s common stock, and the balance held by those who held shares of DESG’s common stock prior to the closing of the exchange. This share exchange transaction resulted in KL’s shareholders obtaining a majority voting interest in DESG. All shares are shown effective of a 2.582781 forward stock split.

As part of the Merger, the Company’s name changed from “Designer Export, Inc.” to “China Bilingual Technology & Education Group Inc.” (“China Bilingual”).

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

        *effecting a 2.582781 forward stock split as of July 14, 2010

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of China Bilingual Technology & Education Group Inc. and the following wholly-owned subsidiaries:
Subsidiaries	State and Countries Registered In	Percentage of Ownership
Kahibah Limited	British Virgin Island	100%
Taiyuan Taiji Industry Development Co., Ltd.	People’s Republic of China	100%
Shanxi Taiji Industrial Development Co., Ltd.(i)	People’s Republic of China	100%
Shanxi Modern Bilingual School (ii)	People’s Republic of China	100%
Sichuan Guang’an Shiyan Secondary School (iii)	People’s Republic of China	100%

(i)
  Shanxi Taiji Industrial Development Co., Ltd. was incorporated as a limited liability company on July 25, 1997 under PRC law. It is currently 95% owned by Taiyuan Taiji and 5% owned by Ms. Ren Bainv who has not yet paid her capital contribution as of September 30, 2010.  Shanxi Taiji is an equity joint venture under the laws of the PRC. The Shanxi Modern Bilingual School and Sichuan Guang’an Experimental High School (the “Schools”) hold the requisite governmental licenses to provide private educational services within their province in China.  Each province sets its own licensing criteria and duration following the general guidelines established by the national government for education standards.

(ii)
  Shanxi Modern Bilingual School (the “Shanxi School”) was established in 1998 by Shanxi Taiji.  It operates as a private K-12 boarding school on a 33 acre campus in Taiyuan City, Shanxi Province.  The Shanxi School holds a three year provincial license to be renewed March, 2011.

(iii)
  Sichuan Guang’an Experimental High School (the “Sichuan School”) was established in 2002 by Shanxi Taiji.  It operates as a private K-12 boarding school on a 17 acre campus in Guang’an, Sichuan Province.  The Sichuan School holds a four year provincial license to be renewed September, 2011.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for non-controlling minority interests of partially-owned subsidiaries. Non-controlling minority interests represent the portion of earnings that is not within the parent Company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet. Additionally, this statement requires net income from non-controlling minority interests to be shown separately on the consolidated statements of operations. There were no significant non-controlling minority interests for the nine months ended September 30, 2010 and 2009.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2010, and December 31, 2009 the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of financial instruments).

The Company’s adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a) Fair Value of Financial Instruments (continued)

Fair Value Measurements (continued)

measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

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

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at September 30, 2010. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $14,114,068 at September 30, 2010.

(c)	Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2010, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiji did not pay any income taxes during the year ended December 31, 2009 and for the nine months ended September 30, 2010 due to net losses experienced in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are diminimus, and management would have a 100% valuation allowance for all deferred tax assets.

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

A provision has not been made at September 30, 2010 and December 31, 2009 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

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

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Income taxes (continued)

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of September 30, 2010 and December 31, 2009.

(e)	Revenue Recognition and Prepaid Tuition

Revenues consist primarily of tuition and fees derived from providing meals and housing for students living on campus. Revenues from tuition are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable grade or program. The school year runs October 1 through September 30 and prepaid tuition is recognized over the twelve-month period. If a student withdraws from a course or program within three months after the school year starts, the paid but unearned portion of the student’s tuition is 67% refunded. If a student withdraws after the first three months in a school year, no tuition will be refunded. As a result, the Company has recorded prepaid tuition as a current liability on the consolidated balance sheet in the event a student withdraws from school and the Company has to return a portion of the prepaid tuition. In past years there were minimal students who withdrew from a course or program before the end of a school year.

The Company normally receives prepaid tuition and fees from students at their initial admission or before the start of the school year on October 1. Some students will benefit from a discount of fees if they prepay tuition for two to three years of school term. Prepaid tuition is the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amounts are expected to be earned, but may be refundable within the next year.

The 2010 - 2011 schools year annual tuition, room & board and other fees, (the “School Fees”), are allocated based on grade level to the following categories:

Grade	Tuition	Cafeteria	Room	Others	Total
Kindergarten	$1,463	$658	$73	$146	$2,340
Lower primary school	1,901	804	146	219	3,070
Higher primary school	1,901	951	146	219	3,217
Junior middle school	2,165	936	190	219	3,510
Senior middle school	2,457	980	219	293	3,949

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Revenue Recognition and Prepaid Tuition (continued)

Below is a schedule of the prepaid School Fees as of September 30, 2010, including the number of students prepaid within the calendar year. Students are required to prepay all School Fees in-full at the beginning of the school year for the current year of studies from October 1, 2010 through September 30, 2011.  Students may prepay in advance for future school years to lock-in a lower price increase for future periods.

Period	Tuition, R&B	No. of Students - School Year
from Oct 1 to Dec 31 in 2010	$6,996,490	9,314 – 2011
from Jan 1 to Dec 31 in 2011	12,425,476	3,976 – 2012
from Jan 1 to Dec 31 in 2012	652,100	205 – 2013
from Jan 1 to Sep 30 in 2013	157,853	64 - 2014
Total	$20,231,919	-

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Room and Board and Other Revenues

Room and board revenues represent student room income and cafeteria income. Revenues are recognized as sales occur or rental services are rendered. During the nine and three months ended September 30, 2010 and 2009, the Schools recognized room and board income of $4,907,433 and $4,089,030, and $1,634,422 and 1,342,963 respectively.

Other revenues represent rental income earned from renting out apartments to faculty members and other miscellaneous revenues and fees, including tutoring, special lesson fees and registration fees. Other revenues represent less than 5% of total revenues. Rental income and other fees are recognized when the services are rendered. During the nine and three months ended September 30, 2010 and 2009, the Schools recognized other revenues of $157,116 and $392,900, and $42,984 and $355,884, respectively.

The following table shows the breakdown of revenues by segment during the nine months ended September 30, 2010 and 2009 and for the three months ended September 30, 2010 and 2009:

	The Nine Months Ended September 30,				The Three Months Ended September 30,
	2010		2009		2010		2009
	Revenue	%	Revenue	%	Revenue	%	Revenue	%
Tuition	$13,240,999	72.3%	$10,801,362	70.7%	$4,625,534	73.4%	$3,803,337	69.1%
Room & Board and Other Rev.	5,064,549	27.7%	4,481,930	29.3%	1,677,406	26.6%	1,698,847	30.9%
Total	$18,305,548	100%	$15,283,292	100%	$6,302,940	100%	$5,502,184	100%

(f)	Foreign Currency Translation

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Comprehensive Income

adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a component of accumulated other comprehensive income.

Translation adjustments net of tax totaled $534,477 and ($296,892), and $378,122 and ($352,386) for the nine and three months ended September 30, 2010 and 2009, respectively.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

As of September 30, 2010 and September 30, 2009, the exchange rate to the U.S. Dollar was RMB 6.7011 and RMB 6.8290, respectively. The average exchange rate for the three months and nine months ended September 30, 2010 and September 30, 2009 was RMB 6.7460 and RMB 6.8305, and RMB 6.7692 and 6.8416, respectively.

The Company reports comprehensive income in accordance with FASB ASC Topic 220 Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was an income of $10,428,165 and $7,134,444, and $4,324,615 and $2,689,930 for the nine and three months ended September 30, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $1,102,127, as of September 30, 2010.

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

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

In April 2010, the FASB issued Accounting Standard Update, 2010-17, Revenue Recognition-Milestone Method (Topic 605): “Milestone Method of Revenue Recognition-a consensus of the FASB Emerging Issues Task Force.” This is an update regarding the milestone method of revenue recognition. The scope of this update is limited to arrangements that include milestones relating to research or development deliverables. The update specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this update regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting.  The update will be effective for fiscal years, and interim periods within those years, beginning on or after September 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This update is not expected to have a material impact on the Company’s financial statements.

In March 2010, the FASB issued Accounting Standard Update, 2010-13, Compensation-Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force.” This is an update regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity security trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements.

NOTE 5– INVENTORY

Inventories consisted of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Course materials	$174,049	$88,822
Low consumable tools	36,887	16,716
Total inventory	$210,936	$105,538

A valuation allowance was not considered necessary because inventory was stated at the lower of cost or net realizable value at September 30, 2010. Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. No amount was written off during the three and nine months ended September 30, 2010 and 2009.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Advances to suppliers	$76,107	$20,475
Other prepaid	557,775	239,834
Deposit	2,836,625	-
Total	$3,470,507	$260,309

Other prepaid is primarily staff advances, travel, and the other related expenses to be charged to expenses as incurred. The deposit balance as of September 30, 2010 is a good-faith, refundable deposit paid to begin preliminary negations toward the potential acquisition of a school.

NOTE 7 – DUE FROM/TO RELATED PARTIES

(a)	Due From Related Parties

		September 30, 2010	December 31, 2009
		(Unaudited)
Pan Mingxiao	(ii)	-	$558,736
Ren Zhiqing	(i)	1,164,080	-
Beijing Taiji Investment Co., Ltd.	(iii)	$2,555,301	2,456,170
Total due from related parties		$3,719,381	$3,014,906

(b)	Due To Related Parties

		September 30, 2010	December 31, 2009
		(Unaudited)
Ren Zhiqing	(i)	$-	$1,189,429
Pan Mingxiao	(ii)	16,575	-
Total due to related parties		$16,575	$1,189,429

(i)
Ren Zhiqing is the president and a director of the Company, as well as the ultimate controlling shareholder of the Company.  The amount due from Ren Zhiqing as of Septemer 30, 2010 represents a loan from the Shanxi School, which was unsecured, interest-free and payable upon demand that was granted to Mr. Ren in March, 2010.  The Company repaid a loan from Mr. Ren in January, 2010. The amount due to Ren Zhiqing as of December 31, 2009 represented a loan to the Shanxi School, which was unsecured, interest-free and payable upon demand.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

(ii)
Pan Mingxiao is an officer and director of the Company. The amount due from Pan Mingxiao as of December 31, 2009 represented a loan from the Sichuan School, which was unsecured, interest-free and payable upon demand, which was paid in March, 2010. The amount due to Pan Mingxiao as of September 30, 2010 represents a loan to the Sichuan School, which is unsecured, interest-free and payable upon demand.

(iii)	Beijing Taiji Investment Co., Ltd., (“Beijing Taiji”) is a company wholly-owned by Ren Zhiqing. The amount

NOTE 7 – DUE FROM/TO RELATED PARTIES (CONTINUED)

due from Beijing Taiji as of September 30, 2010 represents a loan from the Company in 2006, which is  interest-free and payable upon demand. The loan is secured by real estate properties owned by Mr. Ren.

NOTE 8–LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Cost of land use rights	$5,971,294	$5,875,770
Less: Accumulated amortization	(679,019)	(579,109)
Land use rights, net	$5,292,275	$5,296,661

Amortization expense for the nine and three months ended on September 30, 2010 and 2009, were $110,836, $109,663, $37,072 and $36,614, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010	$36,614
2011	146,456
2012	146,456
2013	146,456
2014	146,456
Thereafter	4,669,837
Total	$5,292,275

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 9 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
At cost:
Buildings	$31,423,644	$30,798,131
Transportation equipment	954,668	830,885
Furniture & education equipment	3,431,022	3,388,716
Kitchen equipment	482,966	473,352
Computer and software	225,745	218,357
Total cost	36,518,045	35,709,441

Less : Accumulated depreciation	(7,848,271)	(6,930,318)

Property and equipment, net	$28,669,774	$28,779,123

NOTE 9 - PROPERTY AND EQUIPMENT, NET (CONTINUED)

For the nine and three months ended September 30, 2010 and 2009, depreciation and amortization expenses were $815,287 and $819,355, and $273,567 and $270,631, respectively.

NOTE 10 - OTHER PAYABLE

Other payables included traveling and the related expenses incurred by employees on behalf of the company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

NOTE 11 – HOME PURCHASE DOWN PAYMENT

According to the School’s Employee Welfare Policy, the School may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the School and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the three and nine months ended September 30, 2010 and 2009. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposit at the time the School receives. The School recognizes profit when the sale is consummated.

The School records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the three and nine months ended September 30, 2010 and 2009, and such the School recognized no income from selling apartments. As of September 30, 2010 and December 31, 2009, home deposits were $534,141 and $504,216, respectively.

Since 2006, the School decided not to continue with the home purchase benefit and will not enter into any new home purchase agreements. Any teachers living in the School’s apartments without any signed home purchase agreement are required to pay monthly rent and monthly rent is directly deducted from teacher’s payroll. Such payroll deductions are recorded as rental income for the period it pays. During the nine and three months ended September 30, 2010 and 2009, the School recognized rental income of $25,286 and $21,227, and $8,507 and $7,197, respectively.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)

Accrued payroll	$442,863	$458,134
Individual taxes withholding	4,345	4,827
Others	130,576	270,579
Total	$577,784	$733,540

Others accrued expenses primarily included transportation expenses, utility fees, property management fees, and other miscellaneous accrued expenses.

NOTE 13 – REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the three and nine months ended September 30, 2010 and 2009, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of September 30, 2010 and December 31, 2009, refundable deposits were $1,687,536 and $2,162,729, respectively.

NOTE 14 – TAXES

Enterprise Income Tax (“EIT”)

On March 16, 2007, the National People’s Congress of China approved the Enterprise Income Tax Law of the People’s Republic of China (the “new EIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable enterprise income tax rate for the Company is 25%.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiyuan Taiji did not pay any income taxes for the three and nine months ended September 30, 2010 due to these net losses experienced in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 14 – TAXES (CONTINUED)

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

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2010 and December 31, 2009, the Company does not have a liability for unrecognized tax benefits.

The Company’s estimated income tax savings for the nine and three months ended September 30, 2010 and 2009 are summarized as follows:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Tax savings	$2,473,422	$1,857,834	$986,623	$760,579
Benefit per share Basic:	$0.08	$0.06	$0.03	$0.03

Had the Company’s tax exemption not been in the place for three and nine months ended September 30, 2010, the Company estimates the following pro-forma financial statement impact:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net income before tax provision, as reported	$9,893,688	$7,431,336	$3,946,493	$3,042,316
Less tax provision exempted	(2,473,422)	(1,857,834)	(986,623)	(760,579)
Pro-forma net income	$7,420,266	$5,573,502	$2,959,870	$2,281,737
Pro-forma net income per share:
Pro-forma Basic earnings per share	$0.25	$0.19	$0.10	$0.08
Pro-forma Diluted earnings per share	$0.25	$0.19	$0.10	$0.08

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 15 –SEGMENT INFORMATION

The Company operates in two business segment, educational and room and board services. The Company also generates rental income; however, rental income of the Company was insignificant for nine and three months ended September 30, 2010 and 2009, which do not exceed the 10% quantitative threshold.

	For The Nine Months Ended September 30, 2010			For The Nine Months Ended September 30, 2009
	(Unaudited)			(Unaudited)
	Tuition fee	Room & Board and Other Rev	Total	Tuition fee	Room & Board and Other Rev	Total

Revenue	$13,240,999	$5,064,549	$18,305,548	$10,801,362	$4,481,930	$15,283,292
Costs of goods	3,409,363	3,162,630	6,571,993	3,511,764	3,200,645	6,712,409
Gross profit	9,831,636	1,901,919	11,733,555	7,289,598	1,281,285	8,570,883
Operating expenses	1,395,086	533,607	1,928,693	789,516	327,603	1,117,119
Operating profit	$8,436,550	$1,368,312	$9,804,862	$6,500,082	$953,682	$7,453,764

Segment assets	$27,637,500	$27,839,441	$55,476,941

Segment liabilities	$20,664,153	$2,653,910	$23,318,063

Tuition fee represented approximately 72.3% and 70.7%, and room and board and other fee represented approximately 27.7% and 29.3% of our total revenues in the nine months ended September 30, 2010 and 2009, respectively.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 15 –SEGMENT INFORMATION (CONTINUED)

	For The Three Months Ended September 30, 2010 (Unaudited)			For The Three Months Ended September 30, 2009 (Unaudited)
	Tuition fee	Room & Board and other fee	Total	Tuition fee	Room & Board and other fee	Total

Revenue	$4,625,534	$1,677,406	$6,302,940	$3,803,337	$1,698,847	$5,502,184
Costs of goods	964,576	909,869	1,874,445	1,017,490	1,044,652	2,062,142
Gross profit	3,660,958	767,537	4,428,495	2,785,847	654,195	3,440,042
Operating expenses	373,581	135,475	509,056	262,298	117,162	379,460
Operating profit	$3,287,377	$632,062	$3,919,439	$2,523,549	$537,033	$3,060,582

Tuition fee represented approximately 73.4% and 69.1%, and room and board and other fee represented approximately 26.6% and 30.9% of our total revenues in the three months ended September 30, 2010 and 2009, respectively.

NOTE 16– EARNING PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic earnings per share (EPS) computations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine and three months ended September 30, 2010 and 2009.

The following table sets forth the computation of basic and diluted net income per share:
	For The Nine months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net income	$9,893,688	$7,431,336
Basic weighted average outstanding shares of common stock	29,999,998	29,999,998
Diluted weighted average common stock and stock equivalents	29,999,998	29,999,998
Earnings per share:
Basic	$0.33	$0.25
Diluted	$0.33	$0.25

	For The Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net income	$3,946,493	$3,042,316
Basic weighted average outstanding shares of common stock	29,999,998	29,999,998
Diluted weighted average common stock and stock equivalents	29,999,998	29,999,998
Earnings per share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

NOTE 17 – EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

According to the Shanxi and Sichuan Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees) and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three and nine months ended September 30, 2010 and 2009, the Company contributed $141,317 and $129,176, and $18,359 and $23,275 in pension contributions, respectively.

NOTE 18–SUBSEQUENT EVENT

Management has evaluated subsequent events from September 30, 2010 and has concluded no events need to be reported during this period.

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

Overview

On June 30, 2010, Designer Export, Inc. (“DESG”), incorporated in the State of Nevada, USA on March 31, 2009, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Bilingual Education Acquisition, Inc., DESG’s wholly-owned subsidiary, Kahibah Limited (“KL”), a British Virgin Islands (“BVI”) corporation and its shareholders. Pursuant to the Merger Agreement, DESG acquired all the issued and outstanding common stock of KL. DESG issued 26,100,076 shares of its common stock, representing 87% of DESG’s issued and outstanding common stock after giving effect to the cancellation of 7,748,343 shares on June 30, 2010, to KL’s shareholders in exchange for 100% of the common stock of KL. After the closing of the transaction contemplated by the Merger Agreement (the “Merger”), DESG had a total of 29,999,998 shares of common stock issued and outstanding, with KL’s shareholder owning 87% of the total issued and outstanding shares of DESG’s common stock, and the balance held by those who held shares of DESG’s common stock prior to the closing of the exchange. This share exchange transaction resulted in KL’s shareholders obtaining a majority voting interest in DESG. All shares are shown effective of a 2.582781 forward stock split.

As part of the Merger, the Company’s name changed from “Designer Export, Inc.” to “China Bilingual Technology Education Group Inc.” (“China Bilingual”).

The Merger was accounted for as a “reverse merger” since the stockholders of KL own a majority of the outstanding shares of China Bilingual’s common stock immediately following the Merger. Under accounting principles generally accepted in the United States, the Merger is considered to be a capital transaction in substance, rather than a business combination. Thus, the Merger is equivalent to the issuance of stock by KL for the net monetary assets of China Bilingual, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Merger was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, China Bilingual, are those of the accounting acquirer, KL, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of KL. Share and per share amounts stated have been retroactively adjusted to reflect the Merger. The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the capitalization.

Pre-exchange Transaction Shares	11,648,265	*
Repurchase	(7,748,343)
Issuance for KL Shareholders	26,100,076
Total Post-Exchange Shares	29,999,998

        *effecting a 2.582781 forward stock split as of July 14, 2010

History of KL

The accompanying consolidated financial statements include the financial statements of KL and its subsidiaries. KL and its subsidiaries are wholly-owned by China Bilingual and are collectively referred to as the “Company.”  The Company owns and operates high quality, K-12 private boarding schools providing bilingual educational services including full-curriculum primary and secondary schools in the PRC through its wholly owned subsidiaries. As of September 30, 2010, there were 29,999,998 shares of the Company’s $0.001 par value common stock issued and outstanding. The shareholders of KL own approximately 87% of the common stock of the Company.

KL was incorporated under the laws of the British Virgin Islands (“BVI”) on December 6, 2005. On June 25, 2009, Mr. Ren Zhiqing and Mr. Pan Mingxiao entered into a Purchase Agreement to acquire KL for $10,285. Since June 25, 2009, KL was 90% and 10% owned by Mr. Ren Zhiqing and Mr. Pan Mingxiao, respectively. For several months prior to the Recapitalization (described below), KL was a “shell company,” as defined by Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and its primary business operations involved seeking the acquisition of assets, property, or businesses that would be beneficial to it and its shareholders.

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

Prior to November 25, 2009, Mr. Ren Zhiqing owned 90% of Shanxi Taiji, with the remaining balance being held by Mr. Pan Mingxiao. On November 25, 2009, the Company entered into a Share Exchange Agreement with Ms. Ren Bainv, a relative of Mr. Ren Zhiqing, which agreed to sell 5% ownership of Shaxi Taiji to Ms. Ren Bainv for $146,224. Since the Company has not yet received the capital contribution from Ms. Ren Bainv, the Company did not present non-controlling interest on its financial statements as of September 30, 2010 and December 31, 2009.

Description of Business

China Bilingual Technology & Education Group Inc. is an education company that owns and operates high-quality, K-12 private boarding schools in China. Founded in 1998, the Company currently operates two schools encompassing kindergarten, elementary, middle and high school levels with over 9,000 students and 1,300 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance rates and national college entrance exam scores. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As China experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in China’s new middle and upper classes are sending their children to receive private school education to give them an advantage in China’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

Results of Operations

Operation Results for the Three Months Ended September 30, 2010 and 2009

Revenues

The following table shows the breakdown of revenues by segment during the three months ended September 30, 2010 and 2009:

	The Three Months Ended September 30,
	2010		2009
	Revenue	%	Revenue	%	% Change
Tuition	$4,625,534	73.4%	$3,803,337	69.1%	21.6%
Room & Board and Other Rev.	1,677,406	26.6%	1,698,847	30.9%	(1.3%)
Total	$6,302,940	100%	$5,502,184	100%	14.6%

During the three months ended September 30, 2010, we had total revenues of $6,302,940, an increase of $800,756 or 14.6% as compared to total revenues of $5,502,184 during the three months ended September 30, 2009.  The increase was a primarily related to an increase in enrollment of 810 students and tuition during the period.  Our average tuition increased approximately $300 or 10% to $3,350 per student from $3,050 per student for the three months ended September 30, 2010 and 2009, respectively.  During the three months ended September 30, 2010 and 2009 room & board increased $291,459 or 21.7% to $1,634,422 from $1,342,963, corresponding to the increase in tuition. Other revenues decreased to $312,900 or 87.9% to $42,984 from $355,884 because of an incentive plan instituted by the Schools to waive certain registration fees during the registration period to help the students off-set the tuition increase.  The incentive allowed student with high passing marks a reduced registration fee at enrollment for the current school year if paid before September 30, 2010.

Cost of Revenue

During the three months ended September 30, 2010, our cost of revenue was $1,874,445, as compared to cost of revenue of $2,062,142 during the three months ended September 30, 2009, a decrease of $187,697 or 9.1%. The decrease in cost of revenue was primarily the result of a decrease of $120,000 in teacher’s salary because of newly hired teachers with lower salaries replacing older teachers with higher salaries who have left the schools. Also, boarding expenses decreased by $30,000 through tight cost controls.

General and Administrative Expenses

General and administrative expenses, totaled $509,056 during the three months ended September 30, 2010 as compared to $379,460 for the three months ended September 30, 2009. The increase of $129,596 or 34.2% in general and administrative expense was mainly attributed to additional fees paid for going public, such as, $20,000 for attorney’s fees, $40,000 for audit fees, and $50,000 for investor relations fees.

Interest Expense

Interest expense decreased from $ 24,473 during the three months ended September 30, 2009 to $0 for the three month ended September 30, 2010. The decreased interest expense resulted from the bank loan of Shanxi Taiji paid-off on Oct 9th, 2009, so the interest for three month ended September 30, 2010 is nil.

Net Income

As a result of the factors described above, we had net income attributable to common shareholders in the amount of $3,946,493 for the three months ended September 30, 2010, as compared with $3,042,316 during the three months ended September 30, 2009. The increase of $904,177 or 29.7% in net income was mainly attributed to the increase of the revenue through higher enrollment.

Earnings per share increased during the three months ended September 30, 2010 to $0.13 per share from $0.10 per share during the three months ended September 30, 2009.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain of $378,122 during the three months ended September 30, 2010, as compared to a loss of $352,386 during the three months ended September 30, 2010 due to the 1.3% currency devaluation between the periods, our comprehensive income was $4,324,615 during the three months ended September 30, 2010, an increase of $1,634,685 or 60.7%as compared with $2,689,930 during the three months ended September 30, 2009.

Operation Results of the Nine months Ended September 30, 2010 and 2009

 Revenues

The following table shows the breakdown of revenues by segment during the nine months ended September 30, 2010 and 2009:

	The Nine Months Ended September 30,
	2010		2009
	Revenue	%	Revenue	%	% Change
Tuition	$13,240,999	72.3%	$10,801,362	70.7%	22.6%
Room & Board and Other Rev.	5,064,549	27.7%	4,481,930	29.3%	13.0%
Total	$18,305,548	100%	$15,283,292	100%	19.8%

During the nine months ended September 30, 2010, we had total revenues of $18,305,548, an increase of $3,022,256 or 19.8% as compared to compared to total revenues of $15,283,292 during the nine months ended September 30, 2009. The increase was a primarily related to an increase in enrollment of 810 students.  Our average tuition also increased $226 or 7.2% over the periods to $3,352 per student from $3,126 per student for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009 room & board increased $818,403 or 20.0% to $4,907,433 from $4,089,030, corresponding to the increase in tuition.  Other revenues decreased to $235,784 or 60.0% to $157,116 from $392,900 primarily due to an incentive plan instituted by the Schools to waive certain registration fees during the registration period to help the students off-set the tuition increase. The incentive allowed student with high passing marks a reduced registration fee at enrollment for the current school year if paid before September 30, 2010.  The Schools maintained other fees during the school year and only reduced the registration fees, which had the greatest impact during the three months ended September 30, 2010.

Cost of Revenue

During the nine months ended September 30, 2010, our cost of revenue was $6,571,993, as compared to cost of revenue of $6,712,409 during the nine months ended September 30, 2009, a decrease of $140,416 or 2.1%. The decrease in cost of revenue was primarily the result of a decrease of $140,000 in teacher’s salary because of newly hired teachers with lower salaries replacing older teachers with higher salaries who have left the schools.

General and Administrative Expenses

General and administrative expenses, totaled $1,928,693 during the nine months ended September 30, 2010 as compared to $1,117,119 for the nine months ended September 30, 2009. The increase of $ 811,574 or 72.7% in general and administrative expense was mainly attributed to additional fees paid for going public, such as $360,000 for purchasing the public entity - DESG, $130,000 for attorney’s fees, $160,000 for audit fees, and $50,000 for investor relations fees.

Interest expense

Interest expense decreased from $71,681 during the nine months ended September 30, 2009 to $0 for the nine month ended September 30, 2010. The decreased interest expense resulted from the bank loan of Shanxi Taiji paid-off on Oct 9th, 2009, so the interest for nine month ended September 30, 2010 is nil.

Net Income

As a result of the factors described above, we had net income attributable to common shareholders in the amount of $9,893,688 for the nine months ended September 30, 2010, as compared with $7,431,336 during the nine months ended September 30, 2009. The increase in of $2,462,352 or 33% was mainly attributed to the increase of the revenue through higher enrollment.

Earnings per share increased during the nine months ended September 30, 2010 to $0.33 per share from $0.25 per share during the nine months ended September 30, 2009.

 Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result of a currency translation adjustment gain of $534,477 during the nine months ended September 30, 2010, as compared to a loss of $296,892 during the nine months ended September 30, 2010 due to the 3.6% currency devaluation between the periods, our comprehensive income was $10,428,165 during the nine months ended September 30, 2010, as compared with $7,134,444 during the nine months ended September 30, 2009.

Liquidity and Capital Resources

Presently, our cash and cash equivalents are $14,114,068.  Our principal source of liquidity comes from prepaid tuition, room and board from students that attend our schools. As of September 30, 2010, we had negative working capital of $1,803,171, as compared to negative working capital of $15,224,463 as of September 30, 2009.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $11,171,224 for the nine months ended September 30, 2010 as compared to $9,089,713 provided by operating activities for the nine months ended September 30, 2009. The increase in cash provided by operations is due primarily to the $2,462,352 increase in net income from increased enrollment of 810 students attending our schools, as well as the tuition increase during the none months ended September 30, 2010.

Cash Flows from Investing Activities

Cash used in investing activities was ($834,657) for the nine months ended September 30, 2010 as compared cash used in investing activities of ($2,338,958) for the nine months ended September 30, 2009. The decrease of cash used in investing activities is mainly attributable to a decrease in advances to related parties in 2010 versus 2009. A related party borrowed $704,474 during the nine months ended September 30, 2010 compared to cash advanced to related parties of $1,971,136 during the nine months ended September 30, 2009.

Cash Flow from Financing Activities

Cash used in financing activities total ($1,172,854) for the nine months ended September 30, 2010 as compared to ($1,961,639) provided for the nine months ended September 30, 2009. The decrease in cash used by financing activities resulted primarily from repayments to related parties of $1,173,000 during the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships that are currently material or reasonably likely to be material to our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: November 15, 2010	By:	/s/ Ren Zhiqing
Ren Zhiqing Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 15, 2010	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Accounting Officer)