Form 10-Q
period 2011-03-31
China Bilingual Technology & Education Group Inc.
filed 2011-05-16
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-162102

CHINA BILINGUAL TECHNOLOGY
& EDUCATION GROUP INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	68-0678185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 2 Longbao Street, Xiaodian Zone, Taiyuan City, Shanxi Province, People’s Republic of China 030031
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 86-351-7963988

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 16, 2011, the issuer had 30,000,005 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,421,638	$8,377,527
Inventory	112,724	109,945
Other current assets	615,499	241,067
Total Current Assets	8,149,861	8,728,539

LONG-TERM ASSETS:
Property, plant and equipment, net	26,650,916	26,462,897
Land use rights, net	5,277,474	5,265,351
Deposit paid for long-term assets	9,608,238	8,782,894
Total Long-Term Assets	41,536,628	40,511,142

TOTAL ASSETS	$49,686,489	$49,239,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$239,336	$135,994
Other Payables	371,583	337,353
Refundable deposits	1,030,351	1,107,533
Prepaid Tuition	11,562,210	14,563,979
Home purchase down payment	839,924	823,095
Accrued expenses and other current liabilities	800,480	559,228
Total Current Liabilities	14,843,884	17,527,182

TOTAL LIABILITIES	$14,843,884	$17,527,182

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,000,005 issued and outstanding as of March 31, 2011 and December 31, 2010	30,000	30,000
Additional paid in capital	20,000	20,000
Retained earnings	33,475,249	30,656,680
Accumulated other comprehensive income	1,317,356	1,005,819

TOTAL STOCKHOLDERS’ EQUITY	34,842,605	31,712,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,686,489	$49,239,681

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010

REVENUES
Tuition fee	$4,282,522	$4,114,345
Room and board	1,835,366	1,763,290
TOTAL REVENUES	6,117,888	5,877,635

COST OF REVENUES
Tuition costs	2,238,164	1,799,013
Room and board	959,213	771,005
TOTAL COST OF REVENUES	3,197,377	2,570,018

GROSS PROFIT	2,920,511	3,307,617

OPERATING EXPENSES
General and Administrative Expenses	108,336	9,299
TOTAL OPERATING EXPENSES	108,336	9,299

INCOME FROM OPERATIONS	2,812,175	3,298,318

OTHER INCOME (EXPENSE)
Interest Income	6,394	5,369

NET INCOME BEFORE INCOME TAXES	$2,818,569	$3,303,687

INCOME TAX EXPENSE	-	-

NET INCOME	$2,818,569	$3,303,687

Foreign currency translation, net of tax	311,537	27,402

COMPREHENSIVE INCOME	$3,130,106	$3,331,089

Earnings per Common Share:
Basic	$0.09	$0.13

Diluted	$0.09	$0.13

Weighted Average Common Shares Outstanding:
Basic	30,000,005	26,100,076

Diluted	30,000,005	26,100,076

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$2,818,569	$3,303,687
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	260,307	226,874
Amortization	38,004	36,622
Stock-based compensation	24,750	-
Loss on disposal of fixed assets	6,537	-
Changes in operating assets and liabilities:
Payment and other current assets	(370,986)	(62,087)
Inventories	(1,725	(11,358)
Accounts payable	101,729	(92,531)
Other payables	30,916	17,861
Accrued expenses and other current liabilities	210,687	(201,820)
Refundable deposits	(87,480)	(259,421)
Prepaid tuition	(3,131,073)	(3,161,914)
Home purchase down payment	8,948	8,298

Net cash provided by (used in) operating activities	(90,817)	(195,789)

Cash flows from investing activities:
Deposits - long term assets	(739,249)	23,455
Fixed asset additions	(202,538)	(68,242)
Advances to related parties receivable	-	-
Receipts - related parties receivables	24	544,934

Net cash used in investing activities	(941,787)	500,147

Cash flows from financing activities:
(Repayments) or related party loans payable	-	(1,105,780)

Net cash provided by (used in) financing activities	-	-

Effect of exchange rate changes on cash	76,715	3,850

Net increase (decrease) in cash and cash equivalents	(955,889)	(797,572)

Cash and cash equivalents, beginning of year	8,377,527	5,098,651

Cash and cash equivalents, end of year	$7,421,638	$4,301,079

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)
NOTE 1 - NATURE OF BUSINESS

Description of Business

China Bilingual Technology & Education Group Inc. (the "Company")  is an education company that owns and operates high-quality, K-12 private boarding schools in the People’s Republic of China (“PRC”). Founded in 1998, the Company currently operates two schools encompassing kindergarten, elementary, middle and high school levels with approximately 9,500 students and 1,500 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

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

Pre-exchange Transaction Shares	11,648,272*
Repurchase	(7,748,343)
Issuance for KL Shareholders	26,100,076
Total Post-Exchange Shares	30,000,005

*effecting a 2.582781 forward stock split as of July 14, 2010

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the three months ended March 31, 2011 and 2010 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji, a wholly-foreign owned enterprise (“WOFE”) under the laws of the Peoples Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji, an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School and Sichuan Guangan Experimental High School, both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

Since the ownership of KL and its Subsidiaries was substantially the same, the merger with each was accounted for as a transfer of equity interests between entities under common control, whereby the acquirer recognized the assets and liabilities of each Subsidiary transferred at their carrying amounts.  The reorganization was treated similar to the pooling of interest method with carry over basis.  Accordingly, the financial statements for KL and its Subsidiaries have been combined for all periods presented, similar to a pooling of interest.  The reorganization of entities under common control was retrospectively applied to the financial statements of all prior periods when the financial statements are issued for a period that includes the date the transaction occurred.  Intercompany transactions and balances are eliminated in consolidation.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Management’s Representation of Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2010 as filed in the Company Form 10-K filed with the SEC on March 31, 2011.

NOTE 2 - USE OF ESTIMATES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to US GAAP and have been consistently applied in the preparation of the consolidated financial statements.

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

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of March 31, 2011 and 2010 the fair value of cash and cash equivalents, other current assets, accounts payable, refundable deposits, prepaid tuition and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair market value of financial instruments.

The Company’s adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at March 31, 2011 and 2010.

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

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at March 31, 2011. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $7,419,198 at March 31, 2011.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends. As of March 31, 2011, the Company  had depositis of $2,440 held in a US bank account, which was protected by FDIC insurance.

(c)	Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2011, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

(d)	Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiji had no income taxes due during the three months ended March 31, 2010 due to net losses experienced in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The subsidiaries of Shanxi Taiji, the Shanxi School and Sichuan School, which were registered as private schools (the “school-subsidiaries”), are not subject to income taxes determined in accordance with the Law for Promoting Private Education (2003) and school-subsidiaries registered as private schools not requiring reasonable returns (similar to a not-for-profit entity) are treated as public schools and are generally not subject to enterprise income taxes. Therefore, the school-subsidiaries are tax exempt.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

Kahibah Limited is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in U.S. may pay tax in future years.

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.  As the Company has no income generated in the United States, there was no tax expense or tax liability due to the Internal Revenue Service of the United States as of March 31, 2011.  However, the Company would have to pay corporate tax if any taxes were owed, due to the rules of certain states.

BVI

Kahibah Limited, an international business company, was formed on December 6, 2005 in the British Virgin Islands.  As a BVI company, Kahibah Limited does not have an income tax.

PRC

Pursuant to the PRC Income Tax Laws, the prevailing statutory rate of enterprise income is 25% for Taiyuan Taiji Industrial Development Co., Ltd and its subsidiaries.  There is no tax provision for the three months ended March 31, 2011 or March 31, 2010, respectively.

	For Three Months Ended	For Three Months Ended
	March 31, 2011	March 31, 2011

Income (loss) before income tax
United States	$-	$-
PRC	2,818,569	3,303,687
Total	$2,818,569	$3,303,687

Provision for Income Taxes
Current income tax	$-	$-
Deferred income tax	-	-
Total	$-	$-

Effective tax rate - worldwide	0%	0%

Reconciliation of Effective Income Tax Rate
Statutory U.S. tax rate	34%	34%
Tax rate difference	-9%	-9%
PRC tax exemption	-25%	-25%
Effective worldwide tax rate	0%	0%

The Company did not have any significant temporary differences relating to deferred tax liabilities as of year end.  (All of the NOL has 100% allowance.)  A valuation allowance for the deferred tax assets is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated.  The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside of the U.S.  As of March 31, 2011, the above accumulated adjusted earnings of non-U.S. subsidiaries was indefinitely invested.  At the existing U.S. federal income tax rate, additional U.S. income taxes would have to be provided if such earnings were remitted currently.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at March 31, 2011 and 2010 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2011 and 2010 is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2011 and 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of March 31, 2011 and 2010.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2011 and 2010, the Company does not have a liability for unrecognized tax benefits.

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

The 2010 - 2011 schools year annual tuition, room & board and other fees, (the “School Fees”), are allocated based on grade level to the following categories:

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

Below is a schedule of the prepaid School Fees as of March 31, 2011 and 2010, Prepaid tuition expected to be recognized into revenue for the next years and thereafter is as following.

Period	March 31, 2011	December 31,2010
2011	$5,789,415	$13,754,026
2012	5,609,110	652,100
2013	163,685	157,853
Total	$11,562,210	$14,563,979

Room and Board and Other Revenues

Room and board revenues represent student room income and cafeteria income. Revenues are recognized as sales occur or rental services are rendered. Other revenues represent rental income earned from renting out apartments to faculty members and other miscellaneous revenues and fees, including tutoring, special lesson fees and registration fees.

The following table shows the breakdown of revenues by segment during three months ended March 31, 2011 and 2010:

	For the Three months Ended March 31,
	2011		2010
	Revenue	%	Revenue	%
Tuition	$4,282,522	70%	4,114,345	70%
Room & Board and Other Rev.	1,835,366	30%	1,763,290	30%
Total	$6,117,888	100%	5,877,635	100%

(f)	Foreign Currency Translation

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

Translation adjustments net of tax totaled $331,537 and $27,402, for the three months ended March 31, 2011 and 2010, respectively.

As of December 31, 2010 and March 31, 2011, the exchange rate to the U.S. Dollar was RMB 6.6227 and RMB 6.5601, respectively. The average exchange rate for the three months ended March 31, 2011 and 2010 was RMB 6.5804 and RMB 6.8263, respectively

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

(g)	Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  The foreign currency translation, net of tax was $311,537 and $27,402, for the three months ended March 31, 2011 and 2010, respectively.  Total comprehensive income represents the activity for a period net of related tax and was $3,130,106 and $3,331,089, for the three months ended March 31, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $1,317,356, as of March 31, 2011.

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

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2011 and 2010 were not significant.

(j)	Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the three months ended March 31, 2011 and 2010 were not significant.

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

Basic and diluted earnings per share were $0.09 and $0.09 per share and $0.13 and $0.13 per share, respectively for the three months ended March 31, 2011 and 2010.

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

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

(m)	Reclassification

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

(n)	Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2011-04 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company, or their effect on the financial statements would not have been significant.

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

NOTE 4 - INVENTORY

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

	March 31, 2011	December 31, 2010
Course materials	$102,475	$102,176
Low consumable tools	29,532	27,052
Total inventory	$132,007	$129,228
* Provision	(19,283)	(19,283)
Total	$112,724	$109,945

* The provision is an inventory allowance for aged inventory items.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 5 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	March 31, 2011	December 31, 2010
Advances to suppliers	$20,310	$108,440
Other prepaid	84,138	1,427
Other advance	511,051	131,200
Total	$615,499	$241,067

Other prepaid is primarily staff advances, travel, and the other related expenses to be charged to expenses as incurred. Other receivable is primarily an advance to a third-party of 3,000,000 RMB (or approximately $457,310 USD).

NOTE 6 - LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	March 31, 2011	December 31, 2010
Cost of land use rights	$6,099,442	$6,041,788
Less: Accumulated amortization	(821,968)	(776,437)
Land use rights, net	$5,277,474	$5,265,351

Amortization expense for three months ended on March 31, 2011 and 2010 were $38,004 and $36,622, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011	$152,016
2012	152,016
2013	152,016
2014	152,016
2015	152,016
Thereafter	4,517,394
Total	$5,277,474

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

At Cost:	March 31, 2011	December 31, 2010
Buildings	$29,638,704	$29,358,549
Transportation equipment	914,906	970,352
Furniture & education equipment	3,638,352	3,485,503
Kitchen equipment	494,683	488,684
Computer and software	237,588	228,418
Total cost	$34,924,233	$34,531,506

Less : Accumulated depreciation	(8,273,317)	(8,068,609)

Property and equipment, net	$26,650,916	$26,462,897

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

For the three months ended March 31, 2011 and 2010, depreciation\expenses were $260,307 and $226,874, respectively. Depreciation is 100% allocated to cost of sales because buildings and equipment are directly tied to teaching expense, administration, room and board.

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

NOTE 8 - DEPOSIT PAID FOR LONG-TERM ASSETS

The deposit balance paid for long term assets as of March 31, 2011 is a good-faith, refundable deposit of $9,608,238 paid to begin preliminary negations toward the potential acquisition of a school.  The deposit balance for the potential acquisition at December 31, 2010 was $8,782,894.

NOTE 9 - OTHER PAYABLE

Other payables included traveling and the related expenses incurred by employees on behalf of the company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

NOTE 10 - HOME PURCHASE DOWN PAYMENT

According to the School’s Employee Welfare Policy, the School may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the School and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest rate of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for three months ended March 31, 2011 and 2010. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposit at the time the School receives. The School recognizes profit when the sale is consummated.

The School records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the three months ended March 31, 2011 and 2010, and as such the School recognized no income from selling apartments. As of March 31, 2011 and 2010, home deposits were $839,924 and $823,095, respectively.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Accrued payroll	$704,908	$528,095
Individual taxes withholding	5,567	13,133
Others	90,005	18,000
Total	$800,480	$559,228

NOTE 12 - REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the three months ended March 31, 2011 and 2010, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of March 31, 2011 and December 31, 2010, refundable deposits were $1,030,351 and $1,107,533, respectively.

NOTE 13 - STOCK BASED COMPENSATION

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

Based on the fair market value at March 31, 2011 the stock award was for $18,000; the closing quoted stock price was $3.24 per share, therefore 5,556 shares will be awarded April 1, 2011 and $18,000 was booked as an accrued expense in the period ended March 31, 2011.  To date the Company has not issued the shares payable to the Chief Financial Officer.  The total shares to be issued are 10,356 common shares, which include 4,800 shares accrued through December 31, 2010 and 5,556 shares accrued through March 31, 2011.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 USD annually in cash compensation and $9,000 USD annually in stock compensation in restricted common shares to be awarded semi-annually.

Based on the fair market value at March 31, 2011 the stock awards for each director was $2,250; closing quoted stock price was $3.24 per share, therefore 694 shares will be awarded April 1, 2011 and $2,250 was booked as an accrued expense in the period ended March 31, 2011.  To date the Company has not issued the shares payable to the three independent directors.  The total shares to be issued are 2,082 common shares accrued through March 31, 2011.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 14 –SEGMENT INFORMATION

	For The Three Months Ended March 31, 2011			For The Three Months Ended March 31, 2010
	Tuition fee	Room & Board	Total	Tuition fee	Room & Board	Total

Gross profit	2,044,358	876,153	2,920,511	2,315,332	992,285	3,307,617
Operating expenses	75,835	32,501	108,336	6,509	2,790	9,299
Operating profit	$1,968,523	843,652	2,812,175	2,308,823	989,495	3,298,318

Segment assets	$24,843,245	$24,843,244	$49,686,489	$19,235,219	$19,235,219	$38,470,438
Segment liabilities	$7,421,942	$7,421,942	$14,843,884	$8,097,257	$8,097,257	$16,194,514

The Company operates in two business segment, educational and room and board services. According to experience, the tuition fee represented approximately 70%, and room and board and other fee represented approximately 30% of our total revenues in the three months ended March 31, 2011 and 2010, respectively.

NOTE 15 – EARNING PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic earnings per share (EPS) computations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for three months ended March 31, 2011 and 2010.

The following table sets forth the computation of basic and diluted net income per share:

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

	For The three months Ended March 31,
	2011	2010
Net income	$2,818,569	$3,303,687
Basic weighted average outstanding shares of common stock	30,000,005	26,100,076
Diluted weighted average common stock and stock equivalents	30,000,005	26,100,076
Earnings per share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13

NOTE 17 - EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

According to the Shanxi and Sichuan Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees) and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the three months ended March 31, 2011 and 2010, the Company contributed $214,997 and $238,818 in pension contributions, respectively.

NOTE 18–SUBSEQUENT EVENT

Management has evaluated subsequent events through the filing date and has concluded no events need to be reported during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011 materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Highlights and Executive Summary

China Bilingual Technology & Education Group Inc. (the "Company") is an education company that owns and operates high-quality, K-12 private boarding schools in the People’s Republic of China (“PRC”). Founded in 1998, the Company currently operates two schools encompassing kindergarten, elementary, middle and high school levels with approximately 9,500 students and 1,500 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for national college entrance exam scores and college entrance rates. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

The Company was incorporated under the laws of the State of Nevada on March 31, 2009 as Designer Export, Inc.  On June 30, 2010, the Company completed its plan of merger and changed its name to China Bilingual Technology & Education Group Inc.

Results of Operations

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

The following table shows the breakdown of revenues by segment during the three months ended March 31, 2011 and 2010:

	For the Three months Ended March 31,
	2011		2010
	Revenue	%	Revenue	%
Tuition	$4,282,522	70%	$4,114,345	70%
Room & Board	1,835,366	30%	1,763,290	30%
Total	$6,117,888	100%	$5,877,635	100%

During the three months ended March 31, 2011, we had total revenues of $6,117,888, an increase of $168,177 or 4.1% from total revenues of $5,877,635 for the three months ended March 31, 2010.  Our average tuition however increased $226 or approximately 7% per student between the three month periods ended March 31, 2011 and March 31, 2010.  Total enrollment between the periods decreased 390 students to 9,364 students at March 31, 2011 from 9,754 students at March 31, 2010.  We phased-out 280 students that were part of an experimental program at our Sichuan school.  The experimental program was to take local high school seniors or drop-outs (not our previous students) who could not score well on the college entrance exam and enroll them into our school to try to tutor them through the national college entrance exam known as the “GaoKao” exam (equivalent of the US S.A.T. test for college entrance).  After experimenting with this program with some success for one year, our administration became concerned that this would pull down our average college entrance exam scores and college entrance rates, so the program was dropped.  Our administration remains focused on improving our college entrance exam scores and college entrance rates since this is a key selling point for our schools.  We have also raised our academic standards to advance to our high school from middle school.  Our minimum test scores have been raised and we dismissed 110 students during the period that could not advance to the high school level.  Because of our strict academic standards we remain the leaders in our respective regions for sending students on to prestigious colleges with an overall 99% college acceptance rate.

During the three months ended March 31, 2011 and 2010 room and board increased $72,076 or 4.1% to $1,835,366 from $1,763,290, corresponding to the similar 7% price increase in tuition.

Cost of Revenue

During the three months ended March 31, 2011 and 2010 our cost of revenue increased $627,359 or 24% to $3,197,377 from $2,570,018, respectively.  The increase in cost of revenue was primarily the result of increased labor costs for teacher salaries and insurance, as labor rates continue to increase in the PRC.  We also upgraded certain programs during this period to include new books and equipment as well as expanded our administration in anticipation of acquiring a new school facility, which are expensed in the cost of revenue for the period.  All direct costs associated with education, room and board are included in cost of revenue.  As a percentage of total revenues, cost of revenues increased to 52.3% of revenues from 43.7% of revenues.

General and Administrative Expenses

General and administrative expenses, totaled $108,336 during the three months ended March 31, 2011 as compared to $9,299 for the three months ended March 31, 2010. The increase of 99,073, or 1,065% in general and administrative expense was primarily due to public company expenses incurred during the three months ended March 31, 2011, including legal and accounting fees and investor relations fees.  During the three months ended March 31, 2010 we were not a public company.

Interest expense

We have had no short term or long term debt outstanding and therefore have no interest expense during the three months ended March 31, 2011 and 2010.

Net Income

Net income for the three months ended March 31, 2011 decreased $485,118 or 15% to $2,818,569 from $3,303,687 for the three months ended March 31, 2010, due to the reasons set forth above.

Earnings per share during the three months ended March 31, 2011 decreased $0.04 per share or 31% to $0.09 per share from $0.13 per share during the three months ended March 31, 2010.  Basic and diluted earnings per share are the same since the Company has no outstanding dilutive instruments, including warrants, options or convertible debt.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we had a currency translation adjustment gain of $311,537 during the three months ended March 31, 2011, as compared to a gain of $27,402 during the three months ended March 31, 2010.  Our comprehensive income decreased $200,983 or 6% to $3,130,106 during the three months ended March 31, 2011, as compared with $3,331,089 during the three months ended March 31, 2010.

Liquidity and Capital Resources

Presently, our cash and cash equivalents are $7,421,638.  Our principal source of liquidity comes from prepaid tuition, and room and board from students that attend our schools. The Company has no accounts receivable because tuition is prepaid up-front at the beginning of the school year.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

We have paid $9,608,238 for the acquisition of a school facility as a good-faith, refundable deposit to begin preliminary negations toward the potential acquisition of a school as of March 31, 2011.

Cash Flows from Operating Activities

Cash used in operating activities decreased $104,934 or 54% to ($90,887) for the three months ended March 31, 2011 compared to ($195,789) provided by operating activities for the three months ended March 31, 2010 primarily because of cash used in the payments toward prepayments, accounts payable, accrued expenses and refundable deposits.

Cash Flows from Investing Activities

Cash used in investing activities increased $1,441,910 or 288% to ($941,763) for the three months ended March 31, 2011 as compared to ($500,147) provided in the three months ended March 31, 2010. The increase in cash used by financing activities for the three months ended March 31, 2011 resulted primarily from the $739,249 additional payment as part of the good-faith, refundable deposit for negotiations toward the potential acquisition of a new school facility and $202,538 in fixed assets additions and improvements for the school facilities.  Cash provided by financing activities for the three months ended March 31, 2010 resulted primarily from the $544,934 advance from of a related party receivable.

Cash Flow from Financing Activities

Cash provided by investing increase 1,105,780 or 100% to $0 for the three months ended March 31, 2011 as compared to ($1,105,780) used in the three months ended March 31, 2010. The increase in cash provided by investing activities resulted from the repayments of related party loans payable $1,105,780 during the three  months ended March 31, 2010. As of the date of this filing, the Company has no related party loans payable.

We had no activity in cash used in or provided by financing activities for the three months ended March 31, 2011 and 2010.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Three Months Ended March 31,
	2011	2010

Cash at beginning of period	$8,377,527	$5,098,651
Net cash provided by (used in) operating activities	(90,817)	(195,789)
Net cash provided by (used in) investing activities	(941,787)	(500,147)
Net cash provided by (used in) financing activities	-	1,105,780
Effect of exchange rate changes on cash	76,715	3,850
Cash at end of period	$7,421,638	$4,301,079

Plan of Operations

As described herein, we anticipate the completion of an acquisition of an additional school facility by the beginning of the 2011 – 2012 school year.  We expect to continue to expand our enrollment base utilizing the excess capacity at our existing schools in addition to marketing and expanding enrollment at the proposed school facility to be acquired.  Our strategy is to leverage our strong academic reputation to develop additional business.  We are also actively seeking opportunities to expand our business that we consider accretive to earnings.  We intend to grow our business model through the acquisition of existing schools to increase our total enrollment.  To that end, the Company has paid $9,608,238 as a good-faith, refundable deposit to begin preliminary negations toward the potential acquisition of a school.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

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

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) asset impairments (2) revenue recognition. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates these assumptions and estimates on an ongoing basis and may employ outside experts to assist with these evaluations. Actual results could differ from the estimates that have been used.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiqing, and Chief Financial Officer, Michael Toups, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Based on the fair market value at March 31, 2011 the stock award was for $18,000; the closing quoted stock price was $3.24 per share, therefore 5,556 shares will be awarded April 1, 2011 and $18,000 was booked as an accrued expense in the period ended March 31, 2011.  To date the Company has not issued the shares payable to the Chief Financial Officer.  The total shares to be issued are 10,356 common shares, which include 4,800 shares accrued through December 31, 2010 and 5,556 shares accrued through March 31, 2011.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 USD annually in cash compensation and $9,000 USD annually in stock compensation in restricted common shares to be awarded semi-annually.

Based on the fair market value at March 31, 2011 the stock awards for each director was $2,250; closing quoted stock price was $3.24 per share, therefore 694 shares will be awarded April 1, 2011 and $2,250 was booked as an accrued expense in the period ended March 31, 2011.  To date the Company has not issued the shares payable to the three independent directors.  The total shares to be issued are 2,082 common shares accrued through March 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

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

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: May 16, 2011	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: May 16, 2011	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial and Accounting Officer)