Form 10-Q
period 2011-06-30
China Bilingual Technology & Education Group Inc.
filed 2011-08-15
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-54321

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2011, the issuer had 30,014,528 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,392,138	$8,377,527
Inventory	79,468	109,945
Other current assets	1,481,952	241,067
Total Current Assets	13,953,558	8,728,539

LONG-TERM ASSETS:
Property, plant and equipment, net	26,766,934	26,462,897
Land use rights, net	5,317,657	5,265,351
Deposit paid for long-term assets	10,214,930	8,782,894
Total Long-Term Assets	42,299,521	40,511,142

TOTAL ASSETS	$56,253,079	$49,239,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$165,532	$135,994
Other Payables	319,450	337,353
Refundable deposits	1,054,507	1,107,533
Prepaid Tuition	14,706,670	14,563,979
Home purchase down payment	861,594	823,095
Accrued expenses and other current liabilities	501,817	559,228
Total Current Liabilities	17,609,570	17,527,182

TOTAL LIABILITIES	17,609,570	17,527,182

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,014,528 and 30,000,005 issued and outstanding as of June 30, 2011 and December 31, 2010	30,015	30,000
Additional paid in capital	67,421	20,000
Retained earnings	36,686,492	30,656,680
Accumulated other comprehensive income	1,859,581	1,005,819

TOTAL STOCKHOLDERS’ EQUITY	38,643,509	31,712,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,253,079	$49,239,681

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For The Six Months Ended June 30,
	2011	2010

REVENUES
Tuition fee	$8,681,294	$8,368,146
Room and board	3,720,554	3,586,348
TOTAL REVENUES	12,401,848	11,954,494

COST OF REVENUES
Tuition costs	4,348,445	4,176,879
Room and board	1,863,620	1,790,091
TOTAL COST OF REVENUES	6,212,065	5,966,970

GROSS PROFIT	6,189,783	5,987,524

OPERATING EXPENSES
General and Administrative Expenses	174,283	71,308
TOTAL OPERATING EXPENSES	174,283	71,308

INCOME FROM OPERATIONS	6,015,500	5,916,216

OTHER INCOME (EXPENSE)
Interest Income	14,312	9,938

NET INCOME BEFORE INCOME TAXES	$6,029,812	$5,926,154

INCOME TAX EXPENSE	-	-

NET INCOME	$6,029,812	$5,926,154

Foreign currency translation, net of tax	853,762	156,355

COMPREHENSIVE INCOME	$6,883,574	$6,082,509

Earnings per Common Share: (June 30, 2010 Restated)
Basic	$0.20	$0.23

Diluted	$0.20	$0.23

Weighted Average Common Shares Outstanding: (June 30, 2010 Restated)
Basic	30,005,862	26,121,623

Diluted	30,005,862	26,121,623

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For The Three Months Ended June 30,
	2011	2010

REVENUES
Tuition fee	$4,398,772	$4,195,712
Room and board	1,885,188	1,798,163
TOTAL REVENUES	6,283,960	5,993,875

COST OF REVENUES
Tuition costs	2,110,281	2,362,904
Room and board	904,407	1,012,673
TOTAL COST OF REVENUES	3,014,688	3,375,577

GROSS PROFIT	3,269,272	2,618,298

OPERATING EXPENSES
General and Administrative Expenses	65,947	53,977
TOTAL OPERATING EXPENSES	65,947	53,977

INCOME FROM OPERATIONS	3,203,325	2,564,321

OTHER INCOME (EXPENSE)
Interest Income	7,918	4,810

NET INCOME BEFORE INCOME TAXES	$3,211,243	$2,569,131

INCOME TAX EXPENSE	-	-

NET INCOME	$3,211,243	$2,569,131

Foreign currency translation, net of tax	542,225	116,906

COMPREHENSIVE INCOME	$3,753,468	$2,686,037

Earnings per Common Share: (June 30, 2010 Restated)
Basic	$0.11	$0.10

Diluted	$0.11	$0.10

Weighted Average Common Shares Outstanding: (June 30, 2010 Restated)
Basic	30,005,862	26,121,623

Diluted	30,005,862	26,121,623

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,029,812	$5,926,154
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	550,104	540,918
Amortization	76,478	73,463
Loss on disposal of property and equipment	-	1,766
Stock-based compensation	83,250	-
Other current assets	(1,217,644)	(147,751)
Inventories	32,796	(12,588)
Accounts payable	25,881	(24,546)
Other payables	(25,906)	(37,145)
Accrued expenses	(105,311)	(343,396)
Refundable deposits	(79,367)	(253,568)
Prepaid tuition	(213,505)	2,617,752
Home purchase	18,013	3,438

Net cash provided by (used in) operating activities	5,174,601	8,344,497

Cash flows from investing activities:
Deposits - long term assets	(1,197,805)	(103,182)
Fixed asset additions	(212,984)	-
Advances to related parties receivable	-	(366,488)
Proceeds from related parties receivables	61	-

Net cash used in investing activities	(1,410,728)	(469,670)

Cash flows from financing activities:

Repayments of related party	-	(1,173,073)

Net cash provided by (used in) financing activities	-	(1,173,073)

Effect of exchange rate changes on cash	250,738	(74,636)

Net increase (decrease) in cash and cash equivalents	4,014,611	6,701,754

Cash and cash equivalents, beginning of year	8,377,527	5,099,860

Cash and cash equivalents, end of year	$12,392,138	$11,726,978

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

NOTE 1 - NATURE OF BUSINESS

Description of Business

China Bilingual Technology & Education Group Inc (the “Company”). is an education company that owns and operates high-quality, K-12 private boarding schools in The People’s Republic of China (“PRC”). Founded in 1998, the Company currently operates two schools encompassing kindergarten, elementary, middle and high school levels with approximately 9,500 students and 1,500 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for national college entrance exam scores and college entrance rates. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

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

The Company was incorporated in the State of Nevada, USA on March 31, 2009 under the name Designer Export, Inc. On June 30, 2010 the Company entered into a Share Exchange Agreement (“Agreement”) with Kahibah Limited (“KL”), a British Virgin Islands (“BVI”) corporation and its shareholder. According to this Agreement, the Company acquired all the issued and outstanding common stock of KL. The Company issued 26,100,076 shares of its common stock, representing 87% of the Company’s issued and outstanding common stock after giving effect to the cancellation of 7,748,343 shares on June 30, 2010, to KL’s shareholders in exchange for 100% of the common stock of KL. After the closing of the transaction, the Company had a total of 30,000,005 shares of common stock issued and outstanding, with KL’s shareholder owning 87% of the total issued and outstanding shares of the Company’s common stock, and the balance held by those who held shares of the Company’s common stock prior to the closing of the exchange. This transaction resulted in KL’s shareholders obtaining a majority voting interest in the Company. All shares are shown effective of a 2.582781 forward stock split as of July 14, 2010.

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

Pre-exchange Transaction Shares (post split)	11,648,272
Repurchase	(7,748,343)
Issuance for KL Shareholders	26,100,076
Total Post-Exchange Shares	30,000,005

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the six months ended June 30, 2011 and 2010 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji, a wholly-foreign owned enterprise (“WOFE”) under the laws of the People's Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji, an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School and Sichuan Guangan Experimental High School, both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China Bilingual Technology & Education Group Inc. and the following subsidiaries:

Subsidiaries	State and Countries Registered In	% Ownership
Kahibah Limited	British Virgin Island	100%
Taiyuan Taiji Kemao Development Co., Ltd.	People’s Republic of China	100%
Shanxi Taiji Industrial Development Co., Ltd.(i)	People’s Republic of China	95%
Shanxi Modern Bilingual School (ii)	People’s Republic of China	100%
Sichuan Guang’an Experimental High School (iii)	People’s Republic of China	100%

(i)
Shanxi Taiji Kemao Development Co., Ltd. was incorporated as a limited liability company on July 25, 1997 under PRC law. It is currently 95% owned by Taiyuan Taiji and 5% owned by Ms. Ren Baiv.  On November 25, 2009, Kahibah entered into a share exchange agreement to sell the remaining 5% ownership to Ms. Ren Baiv. Ms. Ren Baiv is the sister of Mr. Ren Zhiqing, the Company’s Chief Executive Officer.  At December 31, 2010 Ms. Ren Baiv paid 1 million Renminbi (“RMB”) as part of the capital contribution. The 5% ownership is held by Ms. Ren Baiv on behalf of the Taiyuan Taiji in accordance with local Chinese regulations, therefore no non-controlling interest is recognized.  Shanxi Taiji is an equity joint venture under the laws of the PRC. The Shanxi Modern Bilingual School and Sichuan Guang’an Shiyan Secondary School (the “Schools”) hold the requisite governmental licenses to provide private educational services within their province in China.  Each province sets its own licensing criteria and duration following the general guidelines established by the national government for education standards.

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
June 30, 2011 and 2010 (Unaudited)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  These accounting policies conform to US GAAP and have been consistently applied in the preparation of the consolidated financial statements.

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

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of June 30, 2011 and December 31, 2010 the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

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
June 30, 2011 and 2010 (Unaudited)

(b)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There are no restrictions to cash at June 30, 2011. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $12,392,138 at June 30, 2011.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends.

(c)	Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2011, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

(d)	Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiji did not pay any income taxes during the six months ended June 30, 2010 and June 30, 2011 due to net losses experienced in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at June 30, 2011 and 2010 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2011 and 2010 is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2011 and 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of June 30, 2011 and 2010.

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

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

Revenues consist primarily of tuition and fees derived from providing meals and housing for students living on campus. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable grade or program. The school year runs September 1 through August 31 and prepaid tuition is recognized over the twelve-month period. If a student withdraws from a course or program within six months after the school year starts, the paid but unearned portion of the student’s tuition is 67% refunded. If a student withdraws after the first three months in a school year, no tuition will be refunded. As a result, the Company has recorded prepaid tuition as a current liability on the consolidated balance sheet in the event a student withdraws from school and the Company has to return a portion of the prepaid tuition. In past years there were minimal students who withdrew from a course or program before the end of a school year.

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

The 2010 - 2011 school year annual tuition, room & board and other fees, (the “School Fees”), are allocated based on grade level to the following categories:

Grade	Tuition	Cafeteria	Room	Others	Total
Kindergarten	$1,463	$658	$73	$146	$2,340
Lower primary school	1,901	804	146	219	3,070
Higher primary school	1,901	951	146	219	3,217
Junior middle school	2,165	936	190	219	3,510
Senior middle school	2,457	980	219	293	3,949

Below is a schedule of the prepaid School Fees as of June 30, 2011 and 2010, Prepaid tuition expected to be recognized into revenue for the next years and thereafter is as following.

Period	June 30, 2011	December 31, 2010
2011	8,511,188	13,754,026
2012	6,029,351	652,100
2013	166,131	157,853
Total	$14,706,670	14,563,979

Room and Board and Other Revenues

Room and board revenues represent student room income and cafeteria income. Revenues are recognized as sales occur or rental services are rendered. Other revenues represent rental income earned from renting out apartments to faculty members and other miscellaneous revenues and fees, including tutoring, special lesson fees and registration fees.

The following table shows the breakdown of revenues by segment during six months ended June 30, 2011 and 2010:

	For the Six months Ended June 30,
	2011		2010
	Revenue	%	Revenue	%
Tuition	$8,681,294	70%	$8,368,146	70%
Room & Board and Other Rev.	3,720,554	30%	3,586,348	30%
Total	$12,401,848	100%	11,954,494	100%

(f)	Foreign Currency Translation

The Company’s principal country of operations is the PRC.  The financial position and results of operations of the Company are determined using the local currency (“Renminbi or RMB”) as the functional currency.  The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

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

Translation adjustments net of tax totaled $853,762 and $156,355, for the six months ended June 30, 2011 and 2010, respectively.

As of December 31, 2010 and June 30, 2011, the exchange rate to the U.S. Dollar was RMB 6.6227 and RMB 6.4635, respectively. The average exchange rate for the six months ended June 30, 2011 and 2010 was RMB 6.5399 and RMB 6.8260, respectively. The average exchange rate for the three months ended June 30, 2011 and 2010 was RMB 6.499 and RMB 6.8068.

(g)	Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220 Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  The foreign currency translation, net of tax was $853,762 and $156,355, for the six months ended June 30, 2011 and 2010, respectively.  Total comprehensive income represents the activity for a period net of related tax and was $6,883,574 and $6,082,509, for the six months ended June 30, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased overall equity by $1,859,581, as of June 30, 2011.

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

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the six months ended June 30, 2011 and 2010 were not significant.

(j)	Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the six months ended June 30, 2011 and 2010 were not significant.

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

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

Basic and diluted earnings per share were $0.20 and $0.20 per share and $0.23 and $0.23 per share, respectively for the six months ended June 30, 2011 and 2010. Basic and diluted earnings per share were $0.11 and $0.11 per share and $0.10 and $0.10 per share, respectively for the three months ended June 30, 2011 and 2010.

The earnings per share for the six month period and three month period ended June 30, 2010, as previously reported, for basic and diluted earnings per share was $0.20 and $0.20 per share and $0.09 and $0.09 per share, respectively.  The earnings per share for these periods was recalculated to reflect the recapitalization of the Company at June 30, 2010.  The earnings per share for June 30, 2010 has been restated to reflect weighted average shares outstanding of 26,121,673 common shares compared to 29,999,998 common shares.

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

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

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

ASU No. 2011-02 through 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant, except for ASU 2011-05 (ACS Topic 220 Comprehensive Income) which will affect the presentation of Comprehensive Income and is effective for periods after December 15, 2011 and early adoption is allowed.

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

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

In March 2010, the FASB issued Accounting Standard Update, 2010-13, Compensation-Stock Compensation (Topic 718): “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force.” This is an update regarding the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity security trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The update will be effective for interim and annual periods beginning on or after December 15, 2010, will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update is not expected to have a material impact on the Company’s financial statements

NOTE 4 - INVENTORY

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

	June 30, 2011	December 31, 2010
Course materials	$79,972	$102,176
Low consumable tools	19,254	27,052
Total inventory	$99,226	$129,228
* Provision	(19,758)	(19,283)
Total	79,468	109,945
* The provision is an inventory allowance for aged inventory items

NOTE 5 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30, 2011	December 31, 2010
Advances to suppliers	$6,308	$108,440
Other prepaid	56,930	1,427
Other receivable	1,418,714	131,200
Total	$1,481,952	$241,067

Other prepaid is primarily staff advances, travel, and the other related expenses to be charged to expenses as incurred.

Other receivable as of June 30, 2011, included the loan amount of $1,268,662 to the new acquisition school as an advance for their operations, which will be repaid to the Company on or before September 30, 2011.

NOTE 6 - LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	June 30, 2011	December 31, 2010
Cost of land use rights	$6,190,601	$6,041,788
Less: Accumulated amortization	(872,944)	(776,437)
Land use rights, net	$5,317,657	$5,265,351

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

Amortization expense for six months ended on June 30, 2011 and 2010 was $76,479 and $73,463 respectively.

Amortization expense for the next five years and thereafter is as follows:

2011	$152,958
2012	152,958
2013	152,958
2014	152,958
2015	152,958
Thereafter	4,552,867
Total	$5,317,657

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

At Cost:	June 30, 2011	December 31, 2010
Buildings	$30,081,668	$29,358,549
Transportation equipment	928,580	970,352
Furniture & education equipment	3,702,031	3,485,503
Kitchen equipment	502,076	488,684
Computer and software	241,139	228,418
Total cost	$35,455,494	$34,531,506

Less : Accumulated depreciation	(8,688,560)	(8,068,609)

Property and equipment, net	$26,766,934	$26,462,897

For the six months ended June 30, 2011 and 2010, depreciation and amortization expenses were $550,109 and $540,918, respectively.

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
June 30, 2011 and 2010 (Unaudited)

NOTE 8 - DEPOSIT PAID FOR LONG-TERM ASSETS

The deposit balance paid for long term assets as of June 30, 2011 is a good-faith, refundable deposit of $10,211,186 paid toward the potential acquisition of a school.  The deposit balance for the potential acquisition at December 31, 2010 was $8,782,894.

NOTE 9 - OTHER PAYABLE

Other payables included traveling and the related expenses incurred by employees on behalf of the Company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

NOTE 10 - HOME PURCHASE DOWN PAYMENT

According to the Company’s Employee Welfare Policy, the Company may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the Company and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for six months ended June 30, 2011 and 2010. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposits at the time of receipt. The Company recognizes profit when the sale is consummated.

The Company records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no homes sold for the six months ended June 30, 2011 and 2010, and as such the Company recognized no income from selling homes. As of June 30, 2011 and December 31, 2010, home deposits were $861,594 and $823,095, respectively.

NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Accrued payroll	$438,707	$528,095
Individual taxes withholding	6,202	13,133
Others	56,908	18,000
Total	$501,817	$559,228

NOTE 12 - REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the six months ended June 30, 2011 and 2010, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of June 30, 2011 and December 31, 2010, refundable deposits were $1,054,507 and $1,107,533, respectively.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

NOTE 13 - STOCK BASED COMPENSATION

On September 15, 2010, the Company entered into a consulting agreement with its new Chief Financial Officer. The agreement is for a twelve month term. Under the terms of the agreement, the Chief Financial Officer is to be compensated $6,000 per month cash compensation and $6,000 per month stock compensation in restricted common shares to be awarded beginning January 1, 2011 on a quarterly basis.

Based on the fair market value at June 30, 2011 the stock award was for $18,000; the closing quoted stock price was $2.25 per share, therefore 8,000 shares will be awarded for the quarter ended June 30, 2011 on July 1, 2011 and $18,000 was booked as an accrued expense in the three month period ended June 30, 2011.  To date the Company has issued 10,356 total shares to the Chief Financial Officer, which include the stock award of $18,000 or 4,800 shares at the December 31, 2010 fair market value of $3.75 per share and the stock award of $18,000 or 5,556 shares at the March 31, 2011 fair market value of $3.24 per share.  The Company issued 10,356 shares to its Chief Financial Officer on April 18, 2011.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 annually in cash compensation and $9,000 annually in stock compensation in restricted common shares to be awarded semi-annually.

Based on the fair market value at June 30, 2011 the stock awards for each director was $2,250; closing quoted stock price was $2.25 per share, therefore 1,000 shares will be awarded for the quarter ended June 30, 2011 on July 1, 2011 and $2,250 was booked as an accrued expense for each of the three directors in the three month period ended June 30, 2011.  To date the Company has issued 1,389 shares to each of the three independent directors, which include the stock award $2,250 or 695 shares at the March 31, 2011 fair market value of $3.24 per share and the stock award of $1,562 or 694 shares at the June 30, 2011 fair market value of $2.25 per share.  The directors will be issued an additional 306 shares for this period accounting for the total $2,250 at $2.25 per share due for the second quarter.  The company issued 4,167 shares to its three independent directors on April 18, 2011.

On October 1, 2010, the Company entered into a consulting agreement with its financial controller. The agreement is for a twelve-month term. Under the terms of the agreement, the financial controller is to be compensated for 20,000 shares annually in restricted common shares to be awarded beginning on January 1, 2011 on a quarterly basis.  The Company did not previously account for this stock award.  Pursuant to the agreement, 15,000 shares will be awarded by the time of this report. Based on the closing quoted stock price of $2.25 per share at June 30, 2011, the 15,000 shares were valued at $33,750.  No shares have been issued to date and $33,750 has been accrued as stock based compensation.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 14 – TAXES

Enterprise Income Tax (“EIT”)

On March 16, 2007, the National People’s Congress of China approved the Enterprise Income Tax Law of the People’s Republic of China (the “new EIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of the PRC, the applicable enterprise income tax rate for the Company is 25%.

Shanxi Taiji and Taiyuan Taiji are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji and Taiyuan Taiji did not pay any income taxes for the six months ended June 30, 2011 due to these net losses experienced in the past reporting periods. The two entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji and Taiyuan Taiji have minimal business operations, the two entities are unlikely to have profits in future periods.

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
June 30, 2011 and 2010 (Unaudited)

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

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2011 and 2010, the Company does not have a liability for unrecognized tax benefits.

The Company’s operating subsidiaries are tax exempt, since primary and secondary education is not subject to income tax in the PRC.  As such, the Company and its subsidiaries have no deferred tax asset or liability.

NOTE 15 –SEGMENT INFORMATION

	For The Six Months Ended June 30, 2011			For The Six Months Ended June 30, 2010
	Tuition fee	Room & Board	Total	Tuition fee	Room & Board	Total
Revenue	$8,681,294	$3,720,554	12,401,848	$8,368,146	$3,586,348	11,954,494
Cost of Revenue	4,348,445	1,863,620	6,212,065	4,176,879	1,790,091	5,966,970
Gross profit	4,332,849	1,856,934	6,189,783	4,191,267	1,796,257	5,987,524
Operating expenses	121,998	52,285	174,283	49,916	21,392	71,308
Operating profit	$4,210,851	1,804,649	6,015,500	4,141,351	1,774,865	5,916,216

Segment assets	$28,126,540	$28,126,539	$56,253,079	$24,613,694	$24,814,673	$49,428,367
Segment liabilities	$8,804,785	$8,804,785	$17,609,570	$18,818,541	$2,796,603	$21,615,144

The Company operates in two business segments, educational and room and board services. According to experience, the tuition fee represented approximately 70%, and room and board and other fee represented approximately 30% of our total revenues in the six months ended June 30, 2011 and 2010, respectively.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

NOTE 15 –SEGMENT INFORMATION (CONTINUED)

	For The Three Months Ended June 30, 2011			For The Three Months Ended June 30, 2010
	Tuition fee	Room & Board	Total	Tuition fee	Room & Board	Total

Revenue	$4,398,772	$1,885,188	6,283,960	$4,195,712	$1,798,163	5,993,875
Cost of Revenue	2,110,281	904,407	3,014,688	2,362,904	1,012,673	3,375,577
Gross profit	2,288,491	980,781	3,269,272	1,832,808	785,490	2,618,298
Operating expenses	46,163	19,784	65,947	37,784	16,193	53,977
Operating profit	$2,242,328	960,997	3,203,325	1,795,024	769,297	2,564,321

Segment assets	$28,126,540	$28,126,539	$56,253,079	$24,613,694	$24,814,673	$49,428,367
Segment liabilities	$8,804,785	$8,804,785	$17,609,570	$18,818,541	$2,796,603	$21,615,144

The Company operates in two business segments, educational and room and board services. According to experience, the tuition fee represented approximately 70%, and room and board and other fee represented approximately 30% of our total revenues in the three months ended June 30, 2011 and 2010, respectively.

NOTE 16 – EARNING PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic earnings per share (EPS) computations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months or six months ended June 30, 2011 and 2010.

The following table sets forth the computation of basic and diluted net income per share:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2011	2010	2011	2010
Net income	$6,029,812	$5,926,154	$3,211,243	$2,569,131
(June 30, 2010 Restated)
Basic weighted average outstanding shares of common stock	30,005,862	26,121,623	30,005,862	26,121,623
Diluted weighted average common stock and stock equivalents	30,005,862	26,121,623	30,005,862	26,121,623
Earnings per share: (June 30, 2010 Restated)
Basic	$0.20	$0.23	$0.11	$0.10
Diluted	$0.20	$0.23	$0.11	$0.10

The earnings per share for the six month period and three month period ended June 30, 2010, as previously reported, for basic and diluted earnings per share was $0.20 and $0.20 per share and $0.09 and $0.09 per share, respectively.  The earnings per share for these periods was recalculated to reflect the recapitalization of the Company at June 30, 2010.  The earnings per share for June 30, 2010 has been restated to reflect weighted average shares outstanding of 26,121,673 common shares compared to 29,999,998 common shares.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited)

NOTE 17 - EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

According to the Shanxi and Sichuan Provincial regulations on state pension program, both employees and employers have to contribute toward pensions. The pension contributions range from 2% to 8% that was contributed by individuals (employees) and the Company is required to make contributions to the state retirement plan based on 20% of the employees’ monthly basic salaries. Employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. During the six months ended June 30, 2011 and 2010, the Company contributed $91,929 and $90,240 in pension contributions, respectively.

NOTE 18–SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were issued and has concluded no events need to be reported during this period.

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

Results of Operations

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

The following table shows the breakdown of revenues by segment during the three months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011		2010
	Revenue	%	Revenue	%
Tuition	$4,398,772	70%	$4,195,712	70%
Room & Board	1,885,188	30%	1,798,163	30%
Total	$6,283,960	100%	$5,993,875	100%

During the three months ended June 30, 2011, we had total revenues of $6,283,960, an increase of $290,085 or 4.8% from total revenues of $5,993,875 for the three months ended June 30, 2010.  Our average tuition however increased $226 or approximately 7% per student between the three month periods ended June 30, 2011 and June 30, 2010.  Total enrollment between the periods decreased 363 students to 9,363 students at June 30, 2011 from 9,726 students at June 30, 2010.  We phased-out 280 students that were part of an experimental program at our Sichuan school.  The experimental program was to take local high school seniors or drop-outs (not our previous students) who could not score well on the college entrance exam and enroll them into our school to try to tutor them through the national college entrance exam known as the “GaoKao” exam (equivalent of the US S.A.T. test for college entrance).  After experimenting with this program with some success for one year, our administration became concerned that this would pull down our average college entrance exam scores and college entrance rates, so the program was dropped.  Our administration remains focused on improving our college entrance exam scores and college entrance rates since this is a key selling point for our schools.  We have also raised our academic standards required to advance from middle school to our high school.  Our minimum test scores have been raised and we dismissed 110 students during the period that could not advance to the high school level.  Because of our strict academic standards we remain the leaders in our respective regions for sending students on to prestigious colleges with a high overall college acceptance rate.

During the three months ended June 30, 2011 room and board increased $87,025 or 4.8% to $1,885,188 from $1,798,163 for the three months ended June 30, 2010, corresponding to the similar 7% price increase in tuition.

Cost of Revenue

During the three months ended June 30, 2011, our cost of revenue decreased $360,889 or 10.7% to $3,014,688 from $3,375,577 for the same period last year. The decrease in cost of revenue was primarily the result of a $325,972 decrease in the legal and professional fees included in overhead allocated to cost of revenue.  As a percentage of total revenues, cost of revenues decreased to 48.0% of revenues from 56.3% of revenues.

General and Administrative Expenses

General and administrative expenses, totaled $65,947 during the three months ended June 30, 2011 as compared to $53,977 for the three months ended June 30, 2010. The increase of 11,970, or 22.2% in general and administrative expense was primarily due to public company expenses incurred during the three months ended June 30, 2011, including legal and accounting fees and investor relations fees.

Interest expense

We have had no short term or long term debt outstanding and therefore, have no interest expense during the three months ended June 30, 2011 and 2010.

Net Income

Net income for the three months ended June 30, 2011, increased $642,112 or 25.0% to $3,211,243 from $2,569,131 for the three months ended June 30, 2010, due to the reasons set forth above.

Earnings per share during the three months ended June 30, 2011, increased $0.01 per share or 8.8% to $0.11 per share from $0.10 per share during the three months ended June 30, 2010.  Basic and diluted earnings per share are the same since the Company has no outstanding dilutive instruments, including warrants, options or convertible debt.

 Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we had a currency translation adjustment gain of $542,225 during the three months ended June 30, 2011, as compared to a gain of $116,906 during the three months ended June 30, 2010.  Our comprehensive income increased $1,067,431 or 39.7% to $3,753,468 during the three months ended June 30, 2011, as compared with $2,686,037 during the three months ended June 30, 2010.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

The following table shows the breakdown of revenues by segment during the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011		2010
	Revenue	%	Revenue	%
Tuition	$8,681,294	70%	$8,368,146	70%
Room & Board	3,720,554	30%	3,586,348	30%
Total	$12,401,848	100%	$11,954,494	100%

During the six months ended June 30, 2011, we had total revenues of $12,401,848, an increase of $447,354 or 3.7% from total revenues of $11,954,494 for the six months ended June 30, 2010.  Our average tuition however increased $226 or approximately 7% per student between the six months periods ended June 30, 2011 and June 30, 2010.  Total enrollment between the periods decreased 363 students to 9,363 students at June 30, 2011 from 9,726 students at June 30, 2010.  We phased-out 280 students that were part of an experimental program at our Sichuan school.  The experimental program was to take local high school seniors or drop-outs (not our previous students) who could not score well on the college entrance exam and enroll them into our school to try to tutor them through the national college entrance exam known as the “GaoKao” exam (equivalent of the US S.A.T. test for college entrance).  After experimenting with this program with some success for one year, our administration became concerned that this would pull down our average college entrance exam scores and college entrance rates, so the program was dropped.  Our administration remains focused on improving our college entrance exam scores and college entrance rates since this is a key selling point for our schools.  We have also raised our academic standards required to advance from middle school to our high school.  Our minimum test scores have been raised and we dismissed 110 students during the period that could not advance to the high school level.  Because of our strict academic standards we remain the leaders in our respective regions for sending students on to prestigious colleges with a high overall college acceptance rate.

During the six months ended June 30, 2011 room and board increased $134,209 or 3.7% to $3,720,554 from $3,586,348 for the six months ended June 30, 2010, corresponding to the similar 7% price increase in tuition.

Cost of Revenue

During the six months ended June 30, 2011, our cost of revenue increased $245,095 or 4.1% to $6,212,065 from $5,966,970 for the same period last year.  The increase in cost of revenue was primarily the result of increased labor costs for teacher salaries and insurance, as labor rates continue to increase in China.  We also upgraded certain programs during this period to include new books and equipment as well as expanded our administration in anticipation of acquiring a new school facility, which are expensed in the cost of revenue for the period.  All direct costs associated with education, room and board are included in cost of revenue.  As a percentage of total revenues, cost of revenues increased to 50.1% of revenues from 49.9% of revenues.

General and Administrative Expenses

General and administrative expenses, totaled $174,283 during the six months ended June 30, 2011, as compared to $71,308 for the six months ended June 30, 2010. The increase of $102,975, or 144.4% in general and administrative expense was primarily due to public company expenses incurred during the six months ended June 30, 2011, including legal and accounting fees and investor relations fees.  During the six months ended June 30, 2010, we were not a public company.

Interest expense

We have had no short term or long term debt outstanding and therefore, have no interest expense during the six months ended June 30, 2011 and 2010.

Net Income

Net income for the six months ended June 30, 2011, increased $103,658 or 1.8% to $6,029,812 from $5,926,154 for the six months ended June 30, 2010.

Earnings per share during the six months ended June 30, 2011 decreased $0.03 per share or 11.1% to $0.20 per share from $0.23 per share during the six months ended June 30, 2010.  Basic and diluted earnings per share are the same since the Company has no outstanding dilutive instruments, including warrants, options or convertible debt.

Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we had a currency translation adjustment gain of $853,762 during the six months ended June 30, 2011, as compared to a gain of $156,355 during the six months ended June 30, 2010.  Our comprehensive income increased $801,065 or 13.2% to $6,883,574 during the six months ended June 30, 2011, as compared with $6,082,509 during the six months ended June 30, 2010.

Liquidity and Capital Resources

Presently, our cash and cash equivalents are $12,392,138.  Our principal source of liquidity comes from prepaid tuition, and room and board from students that attend our schools. The Company has no accounts receivable because tuition is prepaid up-front at the beginning of the school year.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

We have paid a deposit for the acquisition of a school facility as a good-faith, refundable deposit of $10,211,186 paid toward the potential acquisition of a school as of June 30, 2011.

Cash Flows from Operating Activities

Cash used in operating activities decreased $3,169,896 or 38.0% to $5,174,601 for the six months ended June 30, 2011 compared to $8,344,497 provided by operating activities for the six months ended June 30, 2010. The decrease is primarily because of cash used in the payments toward accounts payable, accrued expenses and refundable deposits.

Cash Flows from Investing Activities

Cash used in investing activities decreased $941,058 or 200.4% to $1,410,728 for the six months ended June 30, 2011, as compared to $469,670 used in the six months ended June 30, 2010. The decrease in cash used by investing activities for the six months ended June 30, 2011 resulted primarily from the $1,197,805 additional payment as part of the good-faith, refundable deposit toward the potential acquisition of a new school facility.

Cash Flow from Financing Activities

Cash used in financing activities decreased $1,173,073 or 100% to $0 for the six months ended June 30, 2011 as compared to $1,173,073 used in the six months ended June 30, 2010. This is primarily due to the $1,173,073 repayment of a related party receivable in 2010.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	For the Six Months Ended June 30,
	2011	2010

Cash at beginning of period	$8,377,527	$5,099,860
Net cash provided by (used in) operating activities	5,174,601	8,344,497
Net cash provided by (used in) investing activities	(1,410,728)	(469,670)
Net cash provided by (used in) financing activities	-	(1,173,073)
Effect of exchange rate changes on cash	250,738	(74,636)
Cash at end of period	$12,392,138	$11,726,978

Plan of Operations

As described herein, we anticipate the completion of an acquisition of an additional school facility by the beginning of the 2011 – 2012 school year.  We expect to continue to expand our enrollment base utilizing the excess capacity at our existing schools in addition to marketing and expanding enrollment at the proposed school facility to be acquired.  Our strategy is to leverage our strong academic reputation to develop additional business.  We are also actively seeking opportunities to expand our business that we consider accretive to earnings.  We intend to grow our business model through the acquisition of existing schools to increase our total enrollment.  To that end, the Company has paid $10,211,186 as a good-faith, refundable deposit to begin preliminary negotiations toward the potential acquisition of a school.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

Revenues consist primarily of tuition and fees derived from providing meals and housing for students living on campus. Revenues from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable grade or program. The school year runs September 1 through August 31 and prepaid tuition is recognized over the twelve-month period. If a student withdraws from a course or program within three months after the school year starts, the paid but unearned portion of the student’s tuition is 67% refunded. If a student withdraws after the first six months in a school year, no tuition will be refunded. As a result, the Company has recorded prepaid tuition as a current liability on the consolidated balance sheet in the event a student withdraws from school and the Company has to return a portion of the prepaid tuition. In past years there were minimal students who withdrew from a course or program before the end of a school year.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiqing, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's second fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On September 15, 2010, the Company entered into a consulting agreement with its new Chief Financial Officer. The agreement is for a twelve month term. Under the terms of the agreement, the Chief Financial Officer is to be compensated $6,000 per month cash compensation and $6,000 per month stock compensation in restricted common shares to be awarded beginning January 1, 2011 on a quarterly basis.

Based on the fair market value at June 30, 2011 the stock award was for $18,000; the closing quoted stock price was $2.25 per share, therefore 8,000 shares will be awarded for the quarter ended June 30, 2011 on July 1, 2011 and $18,000 was booked as an accrued expense in the three month period ended June 30, 2011.  To date the Company has issued 10,356 total shares to the Chief Financial Officer, which include the stock award of $18,000 or 4,800 shares at the December 31, 2010 fair market value of $3.75 per share and the stock award of $18,000 or 5,556 shares at the March 31, 2011 fair market value of $3.24 per share.  The Company issued 10,356 shares to its Chief Financial Officer on April 18, 2011.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 annually in cash compensation and $9,000 annually in stock compensation in restricted common shares to be awarded semi-annually.

Based on the fair market value at June 30, 2011 the stock awards for each director was $2,250; closing quoted stock price was $2.25 per share, therefore 1,000 shares will be awarded for the quarter ended June 30, 2011 on July 1, 2011 and $2,250 was booked as an accrued expense for each of the three directors in the three month period ended June 30, 2011.  To date the Company has  issued 1,389 shares to each of the three independent directors, which include the stock award of $2,250 or 695 shares at the March 31, 2011 fair market value of $3.24 per share and the stock award of $1,562 or 694 shares at the June 30, 2011 fair market value of $2.25 per share.  The directors will be issued an additional 306 shares for this period accounting for the total $2,250 at $2.25 due for the second quarter.  The company issued 4,167 shares to its three independent directors on April 18, 2011.

On October 1, 2010, the Company entered into a consulting agreement with its financial controller. The agreement is for a twelve-month term. Under the terms of the agreement, the financial controller is to be compensated for 20,000 shares annually in restricted common shares to be awarded beginning on January 1, 2011 on a quarterly basis.  The Company did not previously account for this stock award.  Pursuant to the agreement, 15,000 shares will be awarded by the time of this report.  Based on the closing quoted stock price of $2.25 per share at June 30, 2011 the 15,000 shares were valued at $33,750.  No shares have been issued to date and $33,750 has been accrued as stock based compensation.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: August 15, 2011	By:	/s/ Ren Zhiqing
Ren Zhiqing Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Michael Toups
Michael Toups Chief Financial Officer (Principal Financial and Accounting Officer)