Form 10-K
period 2011-08-31
China Bilingual Technology & Education Group Inc.
filed 2011-11-29
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ______________

OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2011 to August 31, 2011

Commission file number 333-162103

China Bilingual Technology & Education Group Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	68-0678185 (I.R.S. Employer Identification No.)

No. 2 Longbao Street Xiaodian Zone, Taiyuan City Shanxi Province, P.R. China (Address of principal executive offices)	030031 (Zip Code)

Registrant’s telephone number, including area code 86-351-7963988

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes☒No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,868,025.

As of November 28, 2011, there were 30,014,528 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

 PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to China Bilingual Technology & Education Group Inc.’s (“China Bilingual”) plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) China Bilingual’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of China Bilingual.; (ii) China Bilingual’s plans and results of operations will be affected by China Bilingual’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in China Bilingual’s filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

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

ITEM 1. BUSINESS.

China Bilingual Technology & Education Group Inc.  (the “Company”, “we”, “us” or “our”) is an education company that owns and operates high-quality K-12 private boarding schools in the People’s Republic of China (the “PRC”). The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels with approximately 13,220 students and 1,876 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance exam scores and national college entrance rates. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

The Company was incorporated in the State of Nevada on March 31, 2009 under the name Designer Export, Inc.  On June 30, 2010, the Company changed its name to China Bilingual Technology & Education Group Inc.

On June 30, 2010, the Company entered into a Share Exchange Agreement (“Agreement”) with Kahibah Limited (“KL”), a British Virgin Islands (“BVI”) corporation and its shareholders. According to this Agreement, the Company acquired all the issued and outstanding shares of KL. The Company issued 26,100,076 shares of its common stock, after giving effect to the cancellation of 7,748,343 shares on June 30, 2010, to KL’s shareholders in exchange for 100% of the shares of KL. After the closing of the transaction, the Company had a total of 30,000,005 shares of common stock issued and outstanding, with KL’s shareholders owning 87% of the total issued and outstanding shares of the Company’s common stock, and the balance held by those who held shares of the Company’s common stock prior to the closing of the exchange. This transaction resulted in KL’s shareholders obtaining a majority voting interest in the Company. All shares are shown effective of a 2.582781 forward stock split as of July 14, 2010.

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the eight months ended August 31, 2011 and 2010 and the years ended December 31, 2010 and 2009 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development Co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the PRC, which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 616,023,000 (approximately $96,623,480), of which RMB 336,563,000 (approximately $52,790,055) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows: (See Note 19 – Business Combination for additional details on the Equity Transfer Agreement.)

1)	RMB 153,437,000 (or RMB 135,016,000, approximately $21,177,319, net of discount) to be paid by August 31, 2012,

2)	RMB 100,000,000 (or RMB 76,947,000, approximately $12,069,171, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 67,497,000, approximately $10,586,935, net of discount) by August 31, 2014.

The net present value of the payments is discounted at the Company’s current financing interest rate of 14%.

The Investment Company, a limited liability company established under the laws of the PRC, is an education company that owns and operates a K-12 private boarding school in Jinzhong City, Shanxi Province of the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded 2002, which currently serves over 5,400 students from its location in Shanxi Province, the PRC. The Rising School is now known by the Company as the “Shanxi South Campus.”

The acquisition of the Investment Company has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2011.  As of the balance sheet date, August 31, 2011, the exchange rate to the US Dollar was RMB 6.3755.

Prior to closing the Equity Transfer Agreement, the Company became involved in the operations of the Shanxi South Campus in the spring of 2011. With the consent of the Investment Company, the Company assisted in the operations, accounting and promotion of the school to attract more and better students for the 2011-2012 school year. Some of these responsibilities included collecting prepaid tuition, room & board and other school fees (“School Fees”) in advance of the school year, which combined with better operations, higher tuition rates and an increase in enrollment led to an increase in deferred revenue at August 31, 2011. The Company’s involvement at the Shanxi South Campus was under the direction of Investment Company management until it assumed control of the Investment Company on August 31, 2011, in accordance with the Equity Transfer Agreement.

For the purpose of preparing the consolidated financial statement, the total purchase price is allocated to the Company’s net tangible assets acquired and liabilities assumed as of August 31, 2011.  The adjustments record the purchase price allocation entries as of August 31, 2011, including allocation of fair values of the associated tangible assets, intangible assets and acquired liabilities, to eliminate the Company's historical equity balances and to record the estimated use of cash to fund the cash portion of the acquisition.  The adjustments also include certain decreases in intercompany balances eliminated in consolidation.  Accordingly, the fair value of assets acquired and liabilities assumed may be materially impacted by the results of the Company’s on-going operations after the date of the Equity Transfer Agreement.

The Company undertakes to meet the market demands for primary and secondary educational needs through the operations of private boarding schools within the PRC. The following chart shows the Company structure:

Overview

The Company continues to carry on the business of Shanxi Taiji, our PRC operating entity, as our sole line of business.

Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School, a private non-enterprise entity incorporated under the laws of the PRC and Sichuan Guang’an Experimental School, a private non-enterprise entity incorporated under the laws of the PRC. Since its inception, Shanxi Taiji has striven to meet the market demands for kindergarten, primary and secondary educational needs through the establishment of Shanxi Modern Bilingual School and Sichuan Guang’an Experimental School.

After the Transaction, Shanxi Taiji also owns all the registered capital of the Investment Company, a PRC company, which in turn holds 100% of the Shanxi Rising School, a private non-enterprise entity incorporated under the PRC laws, providing kindergarten, primary and secondary school education in Jinzhong City, Shanxi Province of the PRC.

Shanxi Modern Bilingual School - North Campus

Shanxi North Campus was established in 1998 by Shanxi Taiji, approved by the Taiyuan Bureau of Education. The school offers kindergarten, elementary, middle and high school in one full-time boarding school. It has a good school learning environment with a campus covering 38 acres and 1.4 million square feet of buildings in Taiyuan City, Shanxi.  The school has three academic buildings, an administration building, four student apartment buildings, two cafeterias, six teacher residential buildings, a multi-functional arts gymnasium and a high-standard  polyurethane plastic 400-meters circular track field, many standard basketball courts and a large children’s playground.

The school is equipped with:

 · audio-visual language teaching facilities;
 · multimedia amphitheater;
 · modern computer classrooms, which allow us to teach remotely;
 · physics, chemistry, and biology laboratories;
 · library; and
 · reading, art and music rooms

Since its inception, the number of students enrolled in our school has increased steadily over the years from nine students at inception in 1998 to 4,912 enrolled students for the 2011 – 2012 school year. The enrollment at the Shanxi North Campus is down approximately 1,800 students from its enrollment height last school year because approximately 2,000 junior-middle school students (Grade levels 6th and 7th) were transferred to the Shanxi South Campus to accommodate more space for growth in our lower level grades in the Shanxi North Campus.

The number of the Shanxi North Campus’ existing staff is 785, all of which are full-time, including 40 individuals in the management and administration, 364 teachers and 381 staff members in support. Currently the school has 4,912 students in 132 classes. (Almost 350 teachers were transferred from the Shanxi North Campus this school year to the Shanxi South Campus to support the transition after the school acquisition, as well as the transition of the junior-middle school to the new campus.)

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

Shanxi Modern Bilingual School - South Campus (formerly known as Shanxi Rising School, acquired August 31, 2011)

Shanxi South Campus was established in 2002. The school offers kindergarten, elementary, middle and high school in one full-time boarding school. The school has a good learning environment with a campus covering 82 acres and 2.2 million square feet of buildings in Jinzhong City, Shanxi (approximately 15 kilometers south of the Company’s Shanxi North Campus). The teaching, administration and residential buildings are all equipped according to the highest national standard.

The school is equipped with:

· lecture classrooms;
· multimedia classrooms;
· special classrooms for art and music;
· metaphase and nature laboratory;
· computer room;
· arts center;
· network center;
· library and reading room; and
· instrument and equipment store house.

The number of the school’s existing staff is 794, all of which are full-time, including 32 individuals in the management and administration, 388 teachers and 374 staff members in support. Currently the school has 5,428 students in 138 classes.

The school size is suitable, which is not only good for the teaching and students’ physical and psychological health, but also easy to management. With the idea of small class size management, the students’ number is no more than 40 in each class in elementary and middle school.

The school has attained encouraging success in the teaching area. In the Entrance Examination to Senior Middle School in 2011, the school was ranked second in more than 200 middle schools in Taiyuan City; the university entrance exam result was also gratifying with more than half of the examiners have reached the university entrance line. Moreover, the school’s students have won numerous awards in “The 21st School Art Education Month in Taiyuan” in the dance, art and calligraphy competitions.

Sichuan Guang’an School

Sichuan Guang’an School was established in 2002 by Shanxi Taiji, approved by the Guang’an Bureau of Education. The school was originally established by the local government as a high school, but the Company assumed operational control prior to the school opening so that the region would have an established private boarding school operator.   The school now offers kindergarten, elementary, middle and high school in one full-time boarding school. It has a good school learning environment with a tree-lined campus covering 23 acres and 750,000 square feet of buildings in Guang’an, Sichuan.  We have two academic buildings, an administrative building, four student apartments, four teacher apartment buildings, two cafeterias, an audio-visual technology building (also for the library), a large-scale indoor sports center, a high-standard polyurethane plastic 400-meters circular track field, and many standard basketball courts and a large children’s playground.  All school equipment meets provincial-level high school’s standards.

The school is equipped with:

· modern art rooms;
· science labs,
· multimedia network classroom
· a language lab;
· a high specification amphitheater;
· music, dance and , piano rooms;
· 400 meters circular track and field; and
· basketball courts, volleyball courts and badminton courts.

The number of the school’s existing staff is 240, all of which are full-time, including 15 individuals in the management and administration, 115 teachers and 110 staff members in support. Currently the school has 2,880 students in 63 classes.

The number of existing staff is 240, including 160 full-time teachers. 80% of which are high school or intermediate teaching experts. We have approximately 3,600 students. Our school’s characteristics are: expert administration, an excellent teaching team, small class sizes; bilingual education; and a modern learning environment. Since our school was established our students have shown excellent academic performance. In 2003 college entrance examination 90.5% of our students achieved the enrollment mark, ranking the first in Guangan’s high school. Huaying Matriculation champion came from our school and the highest mark of Chinese, mathematics, English, integrated science all came from our school. In 2004, College of Liberal Arts Huaying champion still came from our school; in 2005, 8 of the top ten Huaying college entrance students were from our school. In 2010, the rate of college entrance of the school ranked number one in Huaying City.

The students of Sichuan Guang’an School have won numerous awards at the national, provincial, municipal and other types of competitions. The school has won awards for college entrance exam scores and education quality from the local and provincial government including College Entrance Examination Growth Award", awarded by the National Education, "Key Lessons Experimental School", and  named" Huaying Private Education Advanced High School, first prize in the quality of education, Huaying enterprises advanced units within education curriculum reform; the first prize of  annual college entrance examination; Huaying special contribution; first prize of the quality of high school education; in 2009, received the 2007-2008 school degree Huaying advanced unit in private education, Huaying second faculty Games men's high school basketball group first. The school is the only local school employing qualified foreign teachers, and it is the Huaying’s first large-scale private education school.

Competition

The PRC education industry is highly competitive. Competition among educational institutions is primarily driven by location, courses, research capability and reputation. In all of the geographical areas in which we operate or expect to operate, there are other educational institutions, training centers and other education providers, which provide services comparable to those that we offer or expect to offer. Competition between PRC educational institutions has intensified in recent years due to the increase in private educational institutions and extra-curricular training centers that allow students to choose the educational institutions and courses they would like to attend.

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

Our schools emphasize the bilingual education model. We integrate English teaching across our entire curriculum and integrate it into the students’ daily lives. We maintain a staff of foreign teachers to teach not only language skills but also cultural skills.  Our teachers and staff are well-paid with an average age of 35. Over 80% of our teachers are national, provincial, municipal and district subject leaders, the backbone of teaching in the PRC - considered teaching experts.

We face competition from domestic and international education service providers that are seeking to acquire and operate educational institutions in the PRC.  We expect competition for attractive opportunities to intensify because of the continued privatization of the education industry in the PRC and the difficulty in setting up new educational institutions in the PRC, which requires approval from the local Bureau of Education or the Ministry of Education of the PRC. Other competitors, such as high-end standalone, private educational institutions and training centers that cater to high-income consumers and foreign expatriates, have emerged primarily as a result of the increasing affluence of the Chinese population. These standalone private educational institutions and training centers are managed by both foreign and domestic high school, college and university operators.

Government Approvals and Regulations

General Regulatory Environment

The PRC’s education industry is regulated by various government agencies, mainly including the Ministry of Education (the “MOE”). The MOE has branch offices across the PRC to oversee the education industry at the provincial, municipal and county levels, which together with the MOE we refer to as the Education Authorities. These Education Authorities, together with other relevant government agencies, such as the Ministry of Civil Affairs (“MCA”) and Ministry of Labor and Social Security have promulgated rules and regulations relating to the establishment, licensing and operation of educational institutions, the licensing, administration and management of educational staff and the taxation of educational services and incomes.

Operation of Private Schools

Level of Approval

Pursuant to the Law of the People’s Republic of China on Promotion of Private Education promulgated by the Standing Committee of the Ninth National People’s Congress of the PRC which became effective on September 1, 2003, and the Implementation Rules to the Law of the People’s Republic of China on Promotion of Private Education issued by the State Council which became effective on April 1, 2004, each private school must obtain a private funded school education permit from the relevant education authority in order to conduct business as an education service provider. Private schools providing certifications, pre-school education, education for self-study aid and other academic education shall be subject to approval by the Education Authorities. The Education Authorities under the local people’s governments at or above the county level shall be responsible for the work relating to private schools of academic education in their own administrative region. The administrative departments for labor and social security and the relevant departments under the local people’s governments at or above the county level shall respectively be responsible for the work relating to private schools of non-academic education which means occupational qualification training and occupational skill training within the scope of their duties. For degree education, (i) establishment of colleges is preliminarily examined by education authorities at the provincial level, and then is examined and approved by the government of the provincial level; (ii) establishment of universities for bachelor or higher degrees is preliminarily examined by education authorities of the provincial level, and then is examined and approved by MOE; (iii) establishment of senior high schools, vocational middle schools and technical secondary schools is preliminarily examined by Education Authorities of the county level, and then is examined and approved by educational authorities of the municipal level and shall be delivered to the government of the municipal level and educational authorities of the provincial level for reference; (iv) establishment of junior middle schools and primary schools is examined and approved by Education Authorities of the county level and shall be delivered to Education Authorities of the municipal level for reference. A duly approved private school will be granted a permit for operating a private school, and shall be registered with the MCA or its local counterparts as a privately run non-enterprise institution. Each of our schools has obtained the permit for operating a private school and has been registered with the relevant local counterpart of the MCA.

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

School Privatization

Although no definitive regulation has been promulgated with respect to the privatization of government-run schools, the PRC government has announced a series of regulations and policies to encourage private schools and Sino-foreign-run schools. The Standing Committee of the Ninth National People’s Congress issued Law of the People’s Republic of China on Promotion of Private Schools to encourage social funds to invest in the education industry in 2002. To implement the above law, the State Council issued the Implementation Rules to the Law of the People’s Republic of China on Promotion of Private Schools in 2004. In order to encourage foreign funds to invest in the PRC education industry and strengthen international exchange and cooperation in the field of education, the State Council also issued Regulations of the People’s Republic of China on Chinese-Foreign Schools in 2003. National Development and Reform Commission and Ministry of Commerce jointly modified Catalogue of Foreign Investment Industries in 2007, in which there are encouraged education industry, restricted education industry and prohibited education industry. The encouraged education industry is a higher-degree educational institution (only limited to joint venture or cooperative), the restricted education industry is a common senior high school education mechanism (only limited to joint venture or cooperative) and the prohibited education industry is a compulsory education and military, police, political and other kinds of education that are of a special nature in the PRC.

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

Restrictions on Foreign Ownership

The PRC has been gradually relaxing the restrictions on domestic private investment in private schools since 1978. From 1978-1992, the development of private schools was in an early stage; from 1992-1997, the development of private schools was in a fast-development stage; and since 1997, the development of private schools have been in a regulatory development stage. The private school system has become an important and necessary part of the PRC education system. In 2003, the State Council promulgated the Regulations of the People’s Republic of China on Operating Chinese-Foreign Schools, and MOE issued the Implementing Rules for the Regulations on Operating Chinese-foreign Schools, or the Implementing Rules, which encourage substantive cooperation between overseas educational organizations with relevant qualifications and experience in providing high-quality education and PRC educational organizations to jointly operate various types of schools in the PRC, with such cooperation in the areas of higher education and occupational education being encouraged. Chinese-foreign cooperative schools are not permitted, however, to engage in compulsory education and military, police, political and other kinds of education that are of a special nature in the PRC.

The establishment of a Chinese-foreign joint venture educational institution in the PRC requires approvals from different levels of government, which are difficult to obtain. An application for establishing a Chinese-foreign cooperatively-run school offering higher education for academic qualifications at or above the regular university education shall be subject to examination and approval of the MOE; an application for establishing a Chinese- foreign cooperatively-run school offering specialized higher education or higher education for non-academic qualifications shall be subject to examination and approval of the people’s government of the province, autonomous region or municipality directly under the Central Government where the proposed school is to be located. An application for establishing a Chinese-foreign cooperatively-run school offering secondary education for academic qualifications, programs of tutoring self-taught students for examinations, programs offering supplementary teaching of school courses and pre-school education shall be subject to examination and approval of the education administrative department of the people’s government of the province, autonomous region or municipality directly under the Central Government where the proposed school is to be located. An application for establishing a Chinese-foreign cooperatively-run school offering vocational technical training shall be subject to examination and approval of the labor administrative department of the people’s government of the province, autonomous region or municipality directly under the Central Government where the proposed school is to be located.

All of the equity interests in Taiyuan Taiji are owned by KL directly. Taiyuan Taiji owns 95% of the equity interests in Shanxi Taiji directly. All of the registered capital of Shanxi North Campus and Sichuan Guang’an School are owned by Shanxi Taiji. All of the registered capital of the Shanxi South Campus are owned by the Investment Company, which is 100% owned by Shanxi Taiji.

Licensing Requirements

Each educational institution in the PRC is required to obtain a private funded school education permit (a “Education Permit”), from the relevant local Education Authority. To obtain an Education Permit, a private school must submit an application to its relevant Education Authority to demonstrate that it (i) has obtained a permit for setting up the educational institution from the relevant Educational Authority; (ii) is in compliance with certain basic operational standards for a legal person pursuant to the PRC Company Law; (iii) is in proper corporate form with proper name, organizational structure and premises; (iv) has adequate funds and meets certain minimum facility and personnel requirements promulgated by MOE; (v) has proper bylaws; and (vi) is capable of bearing civil liabilities independently. In addition, private schools are permitted to conduct only those business activities within the approved business scope established by the relevant Education Authority.

We have regulatory approvals from the education commissions in the Shanxi and Sichuan Provinces (which have the authority to issue and regulate education permits) which constitute the requisite private funded school education permits for the establishment of private schools in price bureau of the provinces, approvals for charging fees from local pricing regulatory authorities and all of the necessary permits, registrations, licenses and/or approvals required by the local government authority to operate.

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

We believe that Shanxi North Campus, Shanxi South Campus and Sichuan Guang’an School currently operate in compliance with the relevant regulations.

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

The notice applies retroactively. As a result, PRC residents who have established or acquired control of these SPVs that have made onshore investments in the PRC were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. These PRC residents must also amend the registration with the relevant SAFE branch in the following circumstances: (i) the PRC residents have completed the injection of equity investment or assets of a domestic company into the SPV; (ii) the overseas funding of the SPV has been completed; or (iii) there is a material change in the capital of the SPV. If we are deemed an SPV under the SAFE Notice, we would be required to comply with the approval and registration requirements under the SAFE Notice. As of date of this report, our PRC shareholders have not registered their ownership interests in us with SAFE because our PRC shareholders believe that the SAFE Notice is not applicable to them. In the event SAFE holds a different view from that of our shareholders, failure of our PRC shareholders to comply with these registration requirements may subject them to fines or legal sanctions or limit the ability of Shanxi Taiji to obtain or update its foreign exchange registration certificate with SAFE, which may in turn subject us to fines or legal sanctions, restrict our cross-border investment activities or limit Shanxi Taiji ability to distribute dividends to us.

Regulations on Foreign Currency Exchange

Under the Foreign Currency Administration Rules promulgated by the State Council in 1996 and last revised on August 5, 2008 and various other regulations issued by SAFE, and other relevant PRC government authorities, Renminbi is convertible into other currencies for the purpose of current account items, such as trade related receipts and payments, interest and dividends. The conversion of Renminbi into other currencies and remittance of the converted foreign currency outside the PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from SAFE or its local office. Payments for transactions that take place within the PRC must be made in Renminbi. PRC companies may repatriate foreign currency payments received from abroad subject to SAFE’s requirements. Foreign-invested enterprises may retain foreign currency in accounts with designated foreign exchange banks. Domestic enterprises may convert all of their foreign currency current account proceeds into Renminbi. Capital investments by the Company into Taiyuan Taiji will be considered capital account items, which are subject to rigorous regulations and controls in the PRC. Payments for international equipment will be considered current account items, which only need to satisfy certain documentary and procedural requirements of the foreign exchange regulations.

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

Under these regulations, wholly foreign owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, before paying dividends to their shareholders, these foreign-invested enterprises are required to set aside at least 10% of their profits each year, if any, to fund certain reserve funds until the amount of the cumulative total reserve funds reaches 50% of the relevant company’s registered capital. Accordingly, our wholly-owned subsidiary, Taiyuan Taiji is allowed to distribute dividends to us only after having set aside the required amount of its profits into the reserve funds as required under applicable PRC laws and regulations.

Employees

We have approximately 1,876 employees, all of which are full-time consisting of approximately 57 in corporate management and staff positions, 87 individuals in school management and administration, 867 teachers and 865 support staff members.  None of our employees are represented by a labor union. We intend to hire additional employees on an as-needed basis during the next 12 months.

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

We acquired all of the issued and outstanding capital of Kahibah Limited in June 2010. Shanxi North Campus and Sichuan Guang'an School commenced operations in 1998 and 2002, respectively.  We acquired the Shanxi South Campus on August 31, 2011 and the school commenced operations in 2002.  Accordingly, we have a limited history for our operation upon which you can evaluate the viability and sustainability of our business and its acceptance by students. Our present and future competitors may have longer operating histories, larger, student enrollments, larger teams of professional staff and greater financial, technical, marketing and other resources.

We are dependent on the Shanxi North Campus, Shanxi South Campus and Sichuan Guang’an School for all of our revenues. Any adverse development relating to any of these schools could materially and adversely affect our future results of operations.

Shanxi North Campus, Shanxi South Campus and Sichuan Guang’an School account for all of our revenue. Unless we are successful in acquiring control of and operating other educational institutions, all of our revenue will continue to be derived from these three schools.  As a result, any development that has a material adverse effect on one or more of these schools may have a material adverse effect upon our business and financial performance, including developments such as the following:

•	any reduction in student enrollment at any of these educational institutions;
•	any increase in competition from other schools; and
•	the failure to attract and retain high quality teaching staff in our schools.

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

Risks Relating to Regulation of Our Business and to Our Structure

The education sector, in which all of our business is conducted, is subject to extensive regulation in the PRC, and our ability to conduct business is highly dependent on our compliance with these regulatory frameworks.

The PRC government regulates all aspects of the education sector, including licensing of parties to perform various services, pricing of tuition and other fees, curriculum content, standards for the operations of schools and learning centers associated with foreign participation. The laws and regulations applicable to the education sector are in some aspects vague and uncertain, and often lack detailed implementing regulations. These laws and regulations are subject to change, and new laws and regulations may be adopted, some of which may have retroactive application or have a negative effect on our business. For example, in 2003, the PRC government adopted a new regulatory framework for Chinese-foreign cooperation in education. This new framework may encourage institutions with more experience, better reputations, greater technological know-how and larger financial resources than we have to compete against us and limit our growth. In addition, because the PRC government and the public view the conduct of educational institutions as a vital social service, there is considerable ongoing scrutiny of the education sector and its participants.

We must comply with PRC’s extensive regulations on private and foreign participation in the education sector, which has caused us to adopt complex structural arrangements with our PRC subsidiary and PRC affiliated entity. If the relevant PRC authorities decide our structural arrangements do not comply with these restrictions, we would be precluded from conducting some or all of our current business.

Although our corporate structure and business are designed to comply with the limitations on foreign investment and participation in the education sector, we cannot assure you that we will not be found to be in violation of any current or future PRC laws and regulations. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations. If we or our PRC subsidiary or PRC affiliated entity are found to be or to have been in violation of PRC laws or regulations limiting foreign ownership or participation in the education sector, the relevant regulatory authorities have broad discretion in dealing with such violation, including but not limited to:

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

The educational institutions we operate are classified as educational institutions with preferential tax treatment, entitling them to certain tax benefits including exemption from income, turnover and property taxes. However, as a result of their preferential tax treatment status, the educational institutions we operate are prohibited from setting prices for educational services and accommodations above certain price thresholds set by the PRC government and are required to reinvest distributable profits into operations rather than being allowed to distribute profits as investment returns to the educational institutions’ owners. As a result, the educational institutions we operate are limited in the prices they may charge for educational services and accommodations and may not distribute their profits to Shanxi Taiji. These restrictions limit the financial returns the educational institutions we operate may achieve and prevent Shanxi Taiji from receiving profits from the educational institutions for investment in other high schools, acquisitions of other high schools and universities or use in other parts of its business. The only fees we anticipate that Shanxi Taiji will be able to receive from the educational institutions we operate are service fees to be paid by the educational institutions for technical services, investment and management consulting services provided by Shanxi Taiji to the educational institutions we operate. As a result, for as long as the educational institutions we operate retain their preferential tax treatment status, Shanxi Taiji will be unable to use the profits from the operations of the educational institutions it owns for reinvestment in or expansion of its business (other than reinvestment of the funds in the educational institutions from which the profits were derived) or for distribution to its shareholders. Accordingly, we anticipate that at some point in the future Shanxi Taiji will convert the educational institutions we operate to non-preferential tax treatment entities to enable it to distribute their profits to Shanxi Taiji for use in other parts of its business. We are not able to predict the time of such conversion at this time. Factors to be considered in determining whether to undertake this conversion include, our ability to acquire control of additional educational institutions, the pace at which we are able to acquire control of additional educational institutions, our competitive position in the education industry in the PRC and any negative impact the increase in tax expense will have on the network of educational institutions’ operating margins. Potential problems related to the conversion decision include, but are not limited to, Shanxi Taiji’s ability to obtain the necessary regulatory approvals for such a conversion. The conversion of the educational institutions we operate from entities that receive preferential tax treatment to entities that do not receive preferential tax treatment may result in an increase in the price of educational services provided by the network educational institutions in order to mitigate the effect of increased taxes and maintain the same profit margin. Any increase in prices for our services may result in the loss of price sensitive students. If the educational institutions we operate are converted into entities that do not receive preferential tax treatment entities, they will only be able to pay to Shanxi Taiji profits that have been generated from and after the date of conversion. An educational institution that does not receive preferential tax treatment is permitted to set its own pricing schemes and may distribute profits to its investors, but is required to pay corporate income taxes in the PRC. As a result, if Shanxi Taiji converts the educational institutions we operate to entities that do not receive preferential tax treatment, the educational institutions we operate will be less competitive against the state-sponsored high schools, colleges and universities which receive preferential tax treatment, as they will be required to pay income taxes on the their profits from and after the date of conversion. At the time of conversion, those educational institutions will become subject to corporate income tax in the PRC and we will be required to make payments to the local governments. A change in laws or a failure by one of the educational institutions we operate to satisfy the requirements of maintaining preferential tax treatment status may cause one or more of the educational institutions we operate to lose preferential tax treatment status. As a result, we cannot assure you that the educational institutions we operate or expect to operate will continue to qualify as preferential tax treatment entities and enjoy this preferential tax treatment in the future. We also cannot assure you that the laws will remain the same and that Shanxi Taiji will be able to convert the educational institutions we operate to non-preferential tax treatment entities at times that are desirable for our business. A loss of preferential tax treatment status by any of the educational institutions we operate before the desired time, or an inability to convert any of the educational institutions we operate to non-preferential tax treatment status at the desired time, may have a material adverse effect on our business, competitive position, cash flows, financial condition, results of operations and prospects.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in the PRC and our liquidity and access to capital and our ability to operate our business.

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

 The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC economic growth through the allocation of resources, controlling payment of foreign currency- denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of the PRC economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

 The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 32 years has significantly enhanced the protections afforded to various forms of foreign investment in the PRC. Our PRC subsidiary, Taiyuan Taiji, is a wholly foreign-owned enterprise which is an enterprise incorporated in the PRC and wholly-owned by foreign investors. Taiyuan Taiji is subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to wholly foreign-owned enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.

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

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in the PRC. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

The tuition charged by the educational institutions are all subject to price controls administered by the PRC government, and our revenue is highly dependent on the level of these tuition charges.

Our revenue comes primarily from the tuition revenue from our schools, and the tuition charges are subject to price controls administered by various price control offices. In light of the substantial increase in tuitions and other education-related fees in the PRC in recent years, the PRC’s price control authorities may impose stricter price control on tuition charges in the future. If the tuition charges, upon which our revenue depends, were to be decreased or if they were not to be increased in line with increases in our costs because of the actions of PRC’s administrative price controls, our revenue and profitability would be adversely affected. We cannot assure you that all of the educational institutions will not be found to be in violation of any requirement regarding the tuition charges. The failure by the educational institutions to comply with applicable laws and regulations could subject them to administrative penalties such as fines, which will adversely affect our business and operation.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in the PRC.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in the PRC, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions. In the event that the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay the tax, together with late-payment interest and penalties.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans. Currently, Taiyuan Taiji may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect Taiyuan Taiji’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005, the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the PRC, against which it can rise or fall by as much as 0.3% each day. This change in policy has resulted in the gradual increase in the value of the Renminbi against the U.S. dollar over time. According to the currency website, http://www.xe.com, as of November 28, 2011, $1.00 = 6.3874 Renminbi. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We do not intend to enter into any hedging transactions. Even if we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

We may be negatively affected by the recent global financial market and economic crisis.

The recent global financial crisis has adversely affected the United States and other world economies. Although the PRC Government has adopted increasingly flexible macroeconomic policies, including an announced fiscal stimulus package, aimed at offsetting the slowdown brought about by the global financial crisis, as the financial crisis has broadened and intensified, the growth of the PRC’s overall economy has been negatively impacted. In addition, the ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets and increased volatility in credit and equity markets. If these conditions continue or worsen, our cost of borrowing may increase and it may become more difficult to obtain financing for our operations or investments, which may adversely affect our business operations and implementation of our growth strategy.

If the educational institutions we operate are unable to obtain necessary governmental approvals for their expansion plans, our business and our prospects for growing our business may be adversely affected.

In the PRC, high schools, colleges or universities expansion plans may require governmental approval in advance. For example, the educational institutions we operate may need to obtain governmental approval to add additional educational facilities and to purchase and spread educational product, such as reference books and multi-media study materials. If the educational institutions we operate are unable to obtain the necessary governmental approvals to expand the operations of the educational institutions we operate, our ability to generate additional revenue through the expansion of educational services and facilities will be limited.

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

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and are likely to occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

You may face difficulties in protecting your interests because we conduct all of our operations in the PRC and all of our officers reside in the PRC.

We conduct all of our operations in the PRC.  All of our officers, except our Chief Financial Officer, reside in and most of the assets of those persons are located in the PRC. As a result, it may be difficult or impossible for you to bring an action against us in the PRC. Even if you are successful in bringing an action of this kind, you still may not be able to enforce a judgment against our assets or the assets of our directors and officers.

Risks Related to our Securities

As a result of the Merger, KL became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the Merger, KL became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if KL had remained privately held and did not consummate the Merger.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our directors and executive officers will own or control a significant percentage of the common stock following the Merger.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  Following the Merger, our Chairman and Chief Executive Officer, Ren Zhiqing, beneficially owns 20,400,000 shares of our common stock, or a total of approximately 68% of the voting power of all our outstanding shares of stock.  The interests of such persons may differ from the interests of our other stockholders.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

Shanxi Taiji holds the certificate of ownership of property of the PRC, which indicates:

Certificate No.	How Held	Location	Purpose	Area (sq. m.)	Reg. Date
Shanxi North Campus
Bing Govt. Land (2000) No. 00048	Granted	18 Longbao Street Taiyuan, Shanxi	For Education	19,865	May 2002
Bing Govt. Land (2000) No. 00047	Granted	18 Longbao Street Taiyuan, Shanxi	For Education	28,502	May 2002
Bing Govt. Land (2006) No. 20196	Allocated	18 Longbao Street Taiyuan, Shanxi	For Education	44,251	September 2006
Bing Govt. Land (2000) No. 20087	Allocated	40 Double Tower South Road Taiyuan, Shanxi	For Dormitory	6,763	February 2006
Shanxi South Campus
Jing Kai Govt. Land (2007) No. 0206005	Allocated	108 State Road south, Yu tai Road, Jinzhong, Shanxi	For Education	8,399	April 2007
Jing Kai Govt. Land (2007) No. 0206004	Allocated	108 State Road south, Yu tai Road, Jinzhong, Shanxi	For Education	38,399	April 2007
Jing Kai Govt. Land (2008) No. 0206010	Granted	108 State Road south, Yu tai Road, Jinzhong, Shanxi	For Education	113,983	August 2006
Jing Kai Govt. Land (2009) No. 0206002	Allocated	108 State Road south, Yu tai Road, Jinzhong, Shanxi	For Education	141,040	April 2009
Jing Kai Govt. Land (2008) No. 0206011	Granted	108 State Road south, Yu tai Road, Jinzhong, Shanxi	For Education	8,609	September 2008
Sichuan Guang’an School
China registered (2002) No. 1437	Allocated	Shanhe Duan, Guanghua St. Huaying City, Sichuan	For Education	81,549	July 2002
China registered (2004) No. 1505	Allocated	Shanhe Duan, Guanghua St. Huaying City, Sichuan	For Education & Dormitory	7,911	November 2004

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

ITEM 4. [REMOVED AND RESERVED.]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol CBLY.OB since July 29, 2010. Prior to July 29, 2010, there was no active market for our common stock. Trading of our common stock commenced on September 28, 2010. As of November 28, 2011, there were 42 holders of record of our common stock according to our transfer agent records.

 The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended August 31, 2011	High Price	Low Price
1st Quarter Ended November 30, 2010	$4.40	$3.04
2nd Quarter Ended February 28, 2011	$4.00	$2.50
3rd Quarter Ended May 31, 2011	$3.82	$1.30
4th Quarter Ended August 31, 2011	$3.25	$1.05

The last reported sales price of our common stock on the OTC Bulletin Board on November 28, 2011 was $2.12 per share.

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

Description of Securities

Common Stock

We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.  As of November 28, 2011 there were 30,014,528 common shares issued and outstanding.

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

Preferred Stock

As of November 28, 2011, we are not authorized to issue shares of preferred stock.

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

Warrants

As of November 28, 2011, we have no outstanding warrants to purchase shares of the Company’s common stock.

Options

As of November 28, 2011, we have no outstanding options to purchase shares the Company’s common stock.

Transfer Agent

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760.

Recent Sales of Unregistered Securities

On September 15, 2010, the Company entered into a consulting agreement with its Chief Financial Officer. The agreement was for a twelve month term. Under the terms of the agreement, the Chief Financial Officer was to be compensated $6,000 per month cash compensation and $6,000 per month stock compensation in restricted common shares to be awarded beginning January 1, 2011 on a quarterly basis.

During the eight months ended August 31, 2011, the Chief Financial Officer earned and was vested in 20,574 shares of restricted common stock as part of his consulting agreement. On April 18, 2011, the Company issued 10,356 shares of restricted common stock to its Chief Financial Officer and 15,108 shares remain to be issued.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 annually in cash compensation and $9,000 annually in stock compensation in restricted common stock to be awarded semi-annually.

During the eight months ended August 31, 2011, the three independent directors collectively earned and were vested in 7,716 shares of restricted common stock as part of their consulting agreements. On April 18, 2011, the Company issued 4,167 shares of restricted common stock to its three independent directors and 3,549 shares remain to be issued.

On October 1, 2010, the Company entered into a consulting agreement with its financial controller. The agreement is for a twelve-month term. Under the terms of the agreement, the financial controller is to be compensated for 20,000 shares annually in restricted common shares to be awarded beginning on January 1, 2011 on a quarterly basis.

During the eight months ended August 31, 2011, the financial controller earned and was vested in 18,333 shares of restricted common stock as part of her consulting agreement. No shares have been issued to date.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements.  The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in the PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document reflect the Merger and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•	Highlights and Executive Summary
•	Results of Operations—an analysis of the Company’s consolidated results of operations, for the period presented in the consolidated financial statements
•	Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources
•	Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements
•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates
•	New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards.

Highlights and Executive Summary

China Bilingual Technology & Education Group Inc.  (the “Company”, “we”, “us” or “our”) is an education company that owns and operates high-quality K-12 private boarding schools in the People’s Republic of China (the “PRC”). The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels with approximately 13,220 students and 1,876 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance exam scores and national college entrance rates. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

The Company was incorporated in the State of Nevada on March 31, 2009 under the name Designer Export, Inc.  On June 30, 2010, the Company changed its name to China Bilingual Technology & Education Group Inc.

Results of Operations

Operation Results for the Eight Months Ended August 31, 2011 and 2010

Revenues

 During the eight months ended August 31, 2011, we had total revenues of $17,297,051, an increase of $1,072,628 or 6.6% as compared to total revenues of $16,224,423 during the eight months ended August 31, 2010. The revenue increase corresponded to the increase in our average full-fare tuition of $226 or 7.2% over the periods to $3,352 per student during the 2010 – 2011 school year from $3,126 per student during the 2009 – 2010 school year. The eight months ended August 31, 2011 and 2010 accounted for a portion of each of the prior two school years which typically run from September 1 through August 31. The Company recognizes prepaid school fees (including tuition, room & board and other school fees, herein after "School Fees") evenly over the twelve month period.

Cost of Revenue

During the eight months ended August 31, 2011, our cost of revenue was $6,558,876, as compared to cost of revenue of $5,816,122 during the eight months ended August 31, 2010, an increase of $742,754 or 12.8%. The increase in cost of revenue was primarily the result of an increase of $854,297 in teacher and staff salaries because of our continuing efforts to hire and retain high caliber teachers and staff while providing incentive for their work and retention as we build staff for our newly acquired school – Shanxi South Campus.

General and Administrative Expenses

General and administrative expenses totaled $1,214,060 during the eight months ended August 31, 2011 as compared to $1,017,881 for the eight months ended August 31, 2010. The increase of $196,179, or 19.3% in general and administrative expenses was mainly attributed to the additional costs of operating as a public company, including legal and accounting fees and investor relations fees.

Interest expense

Interest expense increased from $0 during the eight months ended August 31, 2010 to $95,571 for the eight months ended August 31, 2011. The increased interest expense resulted from a bank loan obtained by the Company in August 2011.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $9,444,060 for the eight months ended August 31, 2011, as compared to $9,401,680 for the eight months ended August 31, 2010. The increase of $42,580 or 0.4% between the periods represented no significant change in enrollment between the periods offset by the average tuition increase and expenses related to teachers and staff salaries and public company expenses.

Earnings per share decreased during the eight months ended August 31, 2011 to $0.31 per share from $0.35 per share during the eight months ended August 31, 2010 because of the additional 2,928,943 weighted average shares outstanding between the periods due to the recapitalization of the Company at June 30, 2010.

 Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $1,432,623 during the eight months ended August 31, 2011, as compared to a gain of $107,246 during the eight months ended August 31, 2010. Our comprehensive income was $10,876,683 during the eight months ended August 31, 2010, as compared to $9,508,926 during the eight months ended August 31, 2010.

Liquidity and Capital Resources

Presently, our cash and cash equivalents are $15,090,521.  Our principle source of liquidity comes from prepaid School Fees from students who attend our schools. The Company collects tuition in advance of the school year and therefore has no accounts receivable.  We also use our other current assets balance of $9,606,682 to finance school related activities as advances or prepayment for the purchase of school and boarding related materials for the day-to-day operations of the school.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations and any prepaid tuition obligations. Our bank loan has a one year term, typically of loans in the PRC, but may be renewed based on the credit worthiness of the Company.  The Company also has $7,842,522 in related party debt from its Chairman, which is non-interest and may be renewed beyond the current term.  The Company’s installment payment of $21,177,319 for the acqusition of the Shanxi South Campus is due on August 31, 2012.  The Company anticipates that it will have collected substantially all of its prepaid tuition for the 2012 – 2013 school year at that time and based on its profit margin will be able to use a substantial portion of those proceed to retire this debt.  The Company is also considering alternatives for longer-term outside financing of debt or equity based on the asset strength of its balance sheet.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash provided by operating activities increased $5,154,092 or 43.5% to $16,539,245 for the eight months ended August 31, 2011 compared to $11,385,153 provided by operating activities for the eight months ended August 31, 2010. The increase was primarily attributable to the newly acquired school’s prepaid School Fees.

Cash Flows from Investing Activities

Cash used in investing activities increased $14,235,089 or 682.3% to $16,321,436 for the eight months ended August 31, 2011 as compared to $2,086,347 used in the eight months ended August 31, 2010. The increase in cash used by financing activities resulted from the increase from the business combination associated with the acquisition of the Shanxi South Campus.

Cash Flow from Financing Activities

Cash provided by financing activities increased $9,621,537 or 801.4% to $8,420,939 for the eight months ended August 31, 2011 as compared to $1,200,598 used in the eight months ended August 31, 2010. The increase in cash provided by financing activities resulted from the increase in loans associated with the acquisition of the Shanxi South School.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Eight Months Ended August 31,
	2011	2010

Cash at beginning of period	$5,313,210	$2,767,084
Net cash provided by operating activities	16,539,245	11,385,153
Net cash used in investing activities	(16,321,436)	(2,086,347)
Net cash used by financing activities	8,420,939	(1,200,598)
Effect of exchange rate changes on cash	1,081,677	23,696
Cash at end of period	$15,090,521	$10,888,988

Operation Results of the Fiscal Years Ended December 31, 2010 and 2009

Revenues

During the year ended December 31, 2010, we had total revenues of $24,367,395, an increase of $3,171,643 or 15.0% as compared to total revenues of $21,195,752 during the year ended December 31, 2009. The increase was primarily related to an increase in enrollment of 810 students, as well as our average tuition increase of $226 or 7.2% over the periods to $3,352 per student during the 2010 – 2011 school year from $3,126 per student during the 2009 – 2010 school year. The twelve months ended December 31, 2010 and 2009 actually accounted for portions of three school years since the typical school year runs from September 1 through August 31. The Company recognizes prepaid School Fees evenly over the twelve month period.

Cost of Revenue

During the year ended December 31, 2010, our cost of revenue was $10,841,190, as compared to cost of revenue of $10,413,533 during the year ended December 31, 2009, an increase of $427,657 or 4.1%. The increase in cost of revenue was primarily the result of an increase in enrollment of 810 students.  As a percentage of total revenues, cost of revenues remained flat at 50%.

General and Administrative Expenses

General and administrative expenses totaled $1,593,386 during the year ended December 31, 2010 as compared to $536,075 for the year ended December 31, 2009. The increase of $1,057,311, or 197% in general and administrative expense was mainly a result of the Company becoming a public company in 2010, which incurred legal and audit and accounting fees and investor relations fees.

Interest expense

Interest expense decreased from $77,594 during the year ended December 31, 2009 to $0 for the year ended December 31, 2010. The decreased interest expense resulted from no bank interest charges in 2010 from the bank loan of Shanxi Taiji, which was paid-off in October 2009.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $11,966,081 for the year ended December 31, 2010, as compared with $10,195,218 for the year ended December 31, 2009. The increase of $1,770,863 or 17.4% was mainly attributed to the increase of the revenues through higher enrollment combined with good corporate expense control.

Earnings per share increased during the year ended December 31, 2010 to $0.43 per share from $0.39 per share during the year ended December 31, 2009.

 Comprehensive Income

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $801,583 during the year ended December 31, 2010, as compared to a loss of $594,504 during the year ended December 31, 2009, our comprehensive income was $12,767,664 during the year ended December 31, 2010, as compared to $9,600,714 during the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, our cash and cash equivalents were $5,313,210.  Our principle source of liquidity comes from prepaid School Fees from students who attend our schools. The Company has no accounts receivable, since tuition is paid up-front at the beginning of the school year.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash provided by operating activities increased $4,029,136 or 75.2% to $9,386,576 for the year ended December 31, 2010 compared to $5,357,440 provided by operating activities for the year ended December 31, 2009. Net income for the year ended December 31, 2010 provided $11,966,081 in cash based on the increased enrollment.

Cash Flows from Investing Activities

Cash used in investing activities increased $5,320,072 or 1,244.9% to $5,747,425 for the year ended December 31, 2010 as compared to $427,353 used in the year ended December 31, 2009. The increase in cash used by financing activities resulted primarily from the $8,757,757 paid as a good-faith, refundable deposit to begin preliminary negotiations toward the potential acquisition of the Shanxi South Campus.  This amount was off-set by cash provided by the repayment from related parties of $3,062,969 during the year ended December 31, 2010.

Cash Flow from Financing Activities

Cash used in financing activities decreased $3,849,080 or 316.6% to $1,215,691 for the year ended December 31, 2010 as compared to $5,064,771 used in the year ended December 31, 2009. The decrease in cash used in financing activities resulted from lower repayment of loans due to related parties and bank loan during the year ended December 31, 2010.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Year ended December 31,
	2010	2009

Cash at beginning of period	$2,767,084	$2,789,744
Net cash provided by operating activities	9,386,576	5,357,440
Net cash used in investing activities	(5,747,425)	(427,353)
Net cash used by financing activities	(1,215,691)	(5,064,771)
Effect of exchange rate changes on cash	122,666	112,024
Cash at end of period	$5,313,210	$2,767,084

Plan of Operations

As described herein, the Company completed the Equity Transfer Agreement dated August 31, 2011 for the acquisition of the Shanxi South Campus, formerly known as the Shanxi Rising School.  We expect to continue to expand our enrollment base utilizing the excess capacity at our existing schools in addition to marketing and expanding enrollment at the Shanxi South Campus.  Our strategy is to leverage our strong academic reputation to develop additional business.  We are also actively seeking opportunities to expand our business that we consider accretive to earnings.  We intend to grow our business model through the acquisition of existing schools to increase our total enrollment.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through August 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Bilingual Technology & Education Group, Inc.
Taiyuan Shanxi, China

We have audited the accompanying consolidated balance sheets of China Bilingual Technology & Education Group, Inc. (the Company) as of August 31, 2011, December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the eight months ended August 31, 2011 and years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Bilingual Technology & Education Group, Inc. as of August 31, 2011, December 31, 2010 and 2009, and the results of its operations and its cash flows for the eight months ended August 31, 2011 and years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

s/Child, Van Wagoner & Bradshaw, PLLC
Salt Lake Cit,y, Utah
November 28, 2011

Index to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2011 AND DECEMBER 31, 2011 AND 2010	F–1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE EIGHT MONTHS ENDED AUGUST 31, 2011 AND 2010 (unaudited)	F–2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE EIGHT MONTHS AUGUST 31, 2011 AND 2010 (unaudited)	F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F–6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F–7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE EIGHT MONTHS ENDED AUGUST 31, 2011 AND 2010 (unaudited)	F–8

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F–9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE EIGHT MONTHS ENDED AUGUST 31, 2011 AND THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F–10

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31, 2011	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,090,521	$5,313,210	$2,767,084
Inventory	3,489	109,945	86,860
Due from related parties	-	-	3,014,906
Other current assets	9.606,682	3,305,384	2,369,117
Total Current Assets	24,700,692	8,728,539	8,237,967

LONG-TERM ASSETS:
Property, plant and equipment, net	81,958,342	26,462,897	26,394,399
Land use rights, net	45,783,579	5,265,351	5,246,470
Deposit paid for long-term assets	18,778	8,782,894	24,040
Total Long-Term Assets	127,760,699	40,511,142	31,664,909

TOTAL ASSETS	$152,461,391	$49,239,681	$39,902,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$48,824	$135,994	$224,698
Short-term payable-acquisition	21,177,319	-	-
Due to related parties	7,842,522	-	1,196,630
Other Payables	333,202	337,353	202,689
Refundable deposits	795,848	1,107,533	2,132,865
Prepaid School Fees	39,498,972	14,563,979	15,792,608
Home purchase down payment	878,668	823,095	653,112
Short-term bank loan	15,685,044	-	-
Accrued expenses and other current liabilities	908,268	559,228	755,439
Total Current Liabilities	87,168,667	17,527,182	20,958,041

Long-term payable-acquisition	22,656,106	-	-

TOTAL LIABILITIES	109,824,773	17,527,182	20,958,041

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,014,528, 30,000,005 and 26,100,076 issued and outstanding as of August 31, 2011 and December 31, 2010 and 2009	30,015	30,000	26,100
Additional paid in capital	67,421	20,000	23,900
Retained earnings	40,100,740	30,656,680	18,690,599
Accumulated other comprehensive income	2,438,442	1,005,819	204,236

TOTAL STOCKHOLDERS’ EQUITY	42,636,618	31,712,499	18,944,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$152,461,391	$49,239,681	$39,902,876

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Eight Months Ended August 31,
	2011	2010
		Unaudited

REVENUES	17,297,051	16,224,423
COST OF REVENUES	6,558,876	5,816,122
GROSS PROFIT	10,738,175	10,408,301
OPERATING EXPENSES
General and Administrative Expenses	1,214,060	1,017,881
TOTAL OPERATING EXPENSES	1,214,060	1,017,881
INCOME FROM OPERATIONS	9,524,115	9,390,420
OTHER INCOME (EXPENSE)
Interest Income	15,516	11,260
Interest Expense	(95,571)	-
NET INCOME BEFORE INCOME TAXES	$9,444,060	$9,401,680
INCOME TAX EXPENSE	-	-
NET INCOME	$9,444,060	$9,401,680

Earnings per Common Share:
Basic	$0.31	$0.35
Diluted	$0.31	$0.35

Weighted Average Common Shares Outstanding:
Basic	30,008,014	27,079,071
Diluted	30,008,014	27,079,071

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009

REVENUES	24,367,395	21,195,752
COST OF REVENUES	10,841,190	10,413,533
GROSS PROFIT	13,526,205	10,782,219
OPERATING EXPENSES
General and Administrative Expenses	1,593,386	536,075
TOTAL OPERATING EXPENSES	1,593,386	536,075
INCOME FROM OPERATIONS	11,932,819	10,246,144
OTHER INCOME (EXPENSE)
Interest Income	33,262	26,668
Interest Expense	-	(77,594)
NET INCOME BEFORE INCOME TAXES	$11,966,081	$10,195,218
INCOME TAX EXPENSE	-	-
NET INCOME	$11,966,081	$10,195,218

Earnings per Common Share:
Basic	$0.43	$0.39
Diluted	$0.43	$0.39

Weighted Average Common Shares Outstanding:
Basic	28,044,698	26,100,076
Diluted	28,044,698	26,100,076

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Eight Months Ended August 31,
	2011	2010
		Unaudited

NET INCOME	$9,444,060	$9,401,680

Foreign currency translation, net of tax	1,432,623	107,246

COMPREHENSIVE INCOME	$10,876,683	$9,508,926

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

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

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity (Deficit)
Balance, December 31, 2008	26,100,076	$26,100	$23,900	$798,740	$8,495,381	$9,344,121

Foreign currency translation adjustment	-	-	-	(594,504)	-	(594,504

Net Income	-	-	-	-	10,195,218	10,195,218

Balance, December 31, 2009	26,100,076	26,100	23,900	204,236	18,690,599	18,944,835

Recapitalization	3,899,929	3,900	(3,900)	-	-	-

Foreign currency translation adjustment	-	-	-	801,583	-	801,583

Net Income	-	-	-	-	11,966,081	11,966,081

Balance, December 31, 2010	30,000,005	$30,000	$20,000	$1,005,819	$30,656,680	$31,712,499

Stock Based Compensation	14,523	15	47,421	-	-	47,436

Foreign currency translation adjustment	-	-	-	1,432,623	-	1,432,623

Net Income	-	-	-	-	9,444,060	9,444,060

Balance, August 31, 2011	30,014,528	30,015	67,421	2,438,442	40,100,740	42,636,618

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For The Eight Months Ended August 31,
	2011	2010
		Unaudited
Cash flows from operating activities:
Net income	$9,444,060	$9,401,680
Depreciation of property and equipment	651,674	702,611
Amortization of land use rights	102,434	97,864
Stock based compensation	105,449	-

Changes in operating assets and liabilities:
Adjustments in net cash (used in) provided by operating activities
Other current assets	(2,515,705)	(3,000,524)
Inventories	108,421	(41,351)
Accounts payable	(90,525)	(92,045)
Other payables	(16,873)	1,363,508
Accrued expenses	(64,765)	(699,465)
Refundable deposits	(347,269)	(678,601)
Prepaid school fees	9,139,176	4,289,929
Home purchase	23,168	41,547

Net cash provided by (used in) operating activities	16,539,245	11,385,153

Cash flows from investing activities:
Deposits - long term assets	(18,389)	(1,591,456)
Fixed asset additions	(225,055)	(86,579)
Business combination	(16,021,106)	-
Advances to related parties receivables	-	(408,312)

Net cash used in investing activities	(16,264,550)	(2,086,347)

Cash flows from financing activities:
Repayments from related party loans	-	(1,200,598)
Loans-other	8,420,939	-

Net cash provided by (used in) financing activities	8,420,939	(1,200,598)

Effect of exchange rate changes on cash	1,081,677	23,696

Net increase (decrease) in cash and cash equivalents	9,777,311	8,121,904

Cash and cash equivalents, beginning of year	5,313,210	2,767,084

Cash and cash equivalents, end of year	$15,090,521	$10,888,988

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,571	$-
Cash paid for taxes	$-	$-
Non cash investing and financing activities:
Related party loan	$7,842,522	$-
Short-term bank loan	$15,685,044	$-
Short-term payable – acquisition	$21,177,319	$-
Long-term payable – acquisition	$22,656,106	$-
Deposit paid for long-term assets	$(8,782,894)	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For The Years Ended
	2010	2009

Cash flows from operating activities:
Net income	$11,966,081	$10,195,218
Depreciation	965,795	989,124
Amortization	148,637	146,124
Stock-based compensation	18,000	-

Changes in operating assets and liabilities:
Adjustments in net cash (used in) provided by operating activities
Other current assets	(845,830)	(1,630,259)
Inventories	(19,948)	74,658
Accounts payable	(94,450)	(92,685)
Other payables	126,057	(827,387)
Accrued expenses	(234,874)	(165,219)
Refundable deposits	(1,076,964)	(1,908,144)
Prepaid school fees	(1,712,385)	(1,425,058)
Home purchase	146,457	1,068

Net cash provided by (used in) operating activities	9,386,576	5,357,440

Cash flows from investing activities:
Deposits - long term assets	(8,618,441)	(1,176)
Fixed asset additions	(191,953)	(426,177)
Proceeds from related parties receivables	3,062,969	-

Net cash used in investing activities	(5,747,425)	(427,353)

Cash flows from financing activities:
Repayments from related party loans	(1,215,691)	(4,042,231)
Repayments on loans	-	(1,022,540)

Net cash provided by (used in) financing activities	(1,215,691)	(5,064,771)

Effect of exchange rate changes on cash	122,666	112,024

Net increase (decrease) in cash and cash equivalents	2,546,126	(22,660)

Cash and cash equivalents, beginning of year	2,767,084	2,789,744

Cash and cash equivalents, end of year	$5,313,210	$2,767,084

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$77,594
Cash paid for taxes	-	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE 1 -NATURE OF BUSINESS

Description of Business

China Bilingual Technology & Education Group Inc. (the “Company”), is an education company that owns and operates high-quality K-12 private boarding schools in China. The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels. The Company’s schools are located in Shanxi and Sichuan Provinces and focus on fluency and cultural skills in both Chinese and English, as well as the PRC core curriculum.  The Company’s sector in education is not subject to corporate income tax.

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

The Company was incorporated in the State of Nevada on March 31, 2009 under the name Designer Export, Inc.  On June 30, 2010, the Company changed its name to China Bilingual Technology & Education Group Inc.

On June 30, 2010, the Company entered into a Share Exchange Agreement (the “Agreement”) with Kahibah Limited (“KL”), a British Virgin Islands (“BVI”) corporation and its shareholders. According to this Agreement, the Company acquired all the issued and outstanding shares of KL. The Company issued 26,100,076 shares of its common stock, after giving effect to the cancellation of 7,748,343 shares on June 30, 2010, to KL’s shareholders in exchange for 100% of the shares of KL. After the closing of the transaction, the Company had a total of 30,000,005 shares of common stock issued and outstanding, with KL’s shareholders owning 87% of the total issued and outstanding shares of the Company’s common stock, and the balance held by those who held shares of the Company’s common stock prior to the closing of the exchange. This transaction resulted in KL’s shareholders obtaining a majority voting interest in the Company. All shares are shown effective of a 2.582781 forward stock split as of July 14, 2010.

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the eight months ended August 31, 2011 and 2010 and the years ended December 31, 2010 and 2009 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the Peoples Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 616,023,000 (approximately $96,623,480), of which RMB 336,563,000 (approximately $52,790,055) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows: (See Note 19 – Business Combination for additional details on the Equity Transfer Agreement.)

1)	RMB 153,437,000 (or RMB 135,016,000, approximately $21,177,319, net of discount) to be paid by August 31, 2012,

2)	RMB 100,000,000 (or RMB 76,947,000, approximately $12,069,171, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 67,497,000, approximately $10,586,935, net of discount) by August 31, 2014.

The net present value of the payments is discounted at the Company’s current financing interest rate of 14%.

The Investment Company, a limited liability company established under the laws of the PRC, is an education company that owns and operates a K-12 private boarding school in Jinzhong City, Shanxi Province of the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded 2002, which currently serves over 5,400 students from its location in Shanxi Province, PRC. The Rising School is now known by the Company as the “Shanxi South Campus.”

The acquisition of the Investment Company has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2011.  As of the balance sheet date, August 31, 2011, the exchange rate to the US Dollar was RMB 6.3755.

Prior to closing the Equity Transfer Agreement, the Company became involved in the operations of the Shanxi South Campus in the spring of 2011. With the consent of the Investment Company, the Company assisted in the operations, accounting and promotion of the school to attract more and better students for the 2011-2012 school year. Some of these responsibilities included collecting prepaid tuition, room & board and other school fees (“School Fees”) in advance of the school year, which combined with better operations, higher tuition rates and an increase in enrollment led to an increase in deferred revenue at August 31, 2011. The Company’s involvement at the Shanxi South Campus was under the direction of Investment Company management until it assumed control of the Investment Company on August 31, 2011, in accordance with the Equity Transfer Agreement.

For the purpose of preparing the consolidated financial statement, the total purchase price is allocated to the Company’s net tangible assets acquired and liabilities assumed as of August 31, 2011.  The adjustments record the purchase price allocation entries as of August 31, 2011, including allocation of fair values of the associated tangible assets, intangible assets and acquired liabilities, to eliminate the Company's historical equity balances and to record the estimated use of cash to fund the cash portion of the acquisition.  The adjustments also include certain decreases in intercompany balances eliminated in consolidation.  Accordingly, the fair value of assets acquired and liabilities assumed may be materially impacted by the results of the Company’s on-going operations after the date of the Equity Transfer Agreement.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China Bilingual Technology & Education Group Inc. and the following subsidiaries:
Subsidiaries	State and Countries Registered In	% Ownership
Kahibah Limited	British Virgin Island	100%
Taiyuan Taiji Industry Development Co., Ltd.	People’s Republic of China	100%
Shanxi Taiji Industrial Development Co., Ltd.(i)	People’s Republic of China	95%
Shanxi Modern Bilingual School (ii)	People’s Republic of China	100%
Sichuan Guang’an Experimental High School (iii)	People’s Republic of China	100%
Shanxi Rising Education Investment Company Ltd. (iv)	People’s Republic of China	100%
Shanxi Rising School (v)	People’s Republic of China	100%

(i) Shanxi Taiji Industrial Development Co., Ltd. was incorporated as a limited liability company on July 25, 1997 under PRC law. It is currently 95% owned by Taiyuan Taiji and 5% owned by Ms. Ren Baiv.  On November 25, 2009, KL entered into a share exchange agreement to sell the remaining 5% ownership to Ms. Ren Baiv. Ms. Ren Baiv is the sister of Mr. Ren Zhiqing, the Company’s Chief Executive Officer.  At December 31, 2010 Ms. Ren Baiv paid 1 million Renminbi (“RMB”) as part of the capital contribution. The 5% ownership is held by Ms. Ren Baiv on behalf of the Taiyuan Taiji in accordance with local Chinese regulations, therefore no non-controlling interest is recognized.  Shanxi Taiji is an equity joint venture under the laws of the PRC. The Shanxi North Campus, Modern Bilingual School and Sichuan Guang’an Experimental High School (the “Schools”) hold the requisite governmental licenses to provide private educational services within their province in China.  Each province sets its own licensing criteria and duration following the general guidelines established by the national government for education standards.

(ii) Shanxi Modern Bilingual School (the “Shanxi North School”) was established in 1998 by Shanxi Taiji.  It operates as a private K-12 boarding school on a 38 acre campus in Taiyuan City, Shanxi Province.  The Shanxi School holds a three year provincial license to be renewed May, 2013.

(iii)  Sichuan Guang’an Experimental High School (the “Sichuan Guang’an School”) was established in 2002 by Shanxi Taiji.  It operates as a private K-12 boarding school on a 23 acre campus in Guang’an, Sichuan Province.  The Sichuan Guang'an School holds a four year provincial license currently submitted for renewal.

(iv) Shanxi Rising Education Investment Company Ltd. (the “Investment Company”) was established in 2001 to own and operate private boarding schools in the PRC.  The Investment Company has share capital of RMB 70,000,000.  It is the parent company of one school, the Shanxi Rising School, which was acquired by the Company on August 31, 2011.  The Investment Company has no operations other than its ownership of the Shanxi Rising School.

(v) Shanxi Rising School (the “Shanxi South School”) was established in 2002 by the Investment Company as a private boarding school encompassing kindergarten, primary and secondary education located in the Shanxi Province of the PRC.  The school has been assimilated in the operation of the Company and re-branded as the Shanxi South School operating as a private K-12 boarding school on an 82 acre campus comprised of over 2.3 million square feet of facilities, including 18 dormitories with capacity for 10,000 students, academic classrooms, gymnasium, theatre, natatorium, cafeteria and other administrative and academic buildings. The Shanxi South School holds a four year provincial licence to be renewed April 2015.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of ASB ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). The adoption of this standard had no impact on the Company’s consolidated financial statements.

(a)	Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of August 31, 2011, December 31, 2010 and 2009 the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risks, etc.).

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair market value of financial instruments).

The Company’s adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at August 31, 2011, December 31, 2010 and 2009.

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

 (b)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at August 31, 2011. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $15,090,521, $5,313,210 and $2,767,084 at August 31, 2011, December 31, 2010 and 2009, respectively.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends.

(c)                   Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through August 31, 2011, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

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

Shanxi Taiji, Taiyuan Taiji and the Investment Company are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji, Taiyuan Taiji and the Investment Company did not pay any income taxes during the eight months ended August 31, 2011 and for the years ended December 31, 2010 and 2009 due to net losses experienced in the past reporting periods. The three entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji, Taiyuan Taiji and Investment Company have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

The Company has three subsidiaries registered as private schools (the “school-subsidiaries”), which are not subject to income taxes determined in accordance with the Law for Promoting Private Education (2003) and school-subsidiaries registered as private schools not requiring reasonable returns (similar to a not-for-profit entity) are treated as public schools and are generally not subject to enterprise income taxes. Therefore, the school-subsidiaries are tax exempt, including Shanxi North Campus, Shanxi South Campus and Sichuan Guangan School.

Kahibah Limited is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in the U.S. may pay tax in future years.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at August 31, 2011, December 31, 2010 and 2009 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of August 31, 2011, December 31, 2010 and 2009, are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of August 31, 2011, December 31, 2010 and 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of August 31, 2011, December 31, 2010 and 2009.

(e)                   Revenue Recognition and Prepaid School Fees

Revenues consist primarily of tuition, room & board and other fees (the "School Fees") derived from providing meals and housing for students living on campus. Revenues from School Fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable grade or program. The school year typically runs September 1 through August 31 and prepaid School Fees are recognized over the twelve-month period. If a student withdraws from a course or program within three months after the school year starts, the paid but unearned portion of the student’s School Fees is 67% refunded. If a student withdraws after the first three months in a school year, no School Fees will be refunded. As a result, the Company has recorded prepaid School Fees as a current liability on the consolidated balance sheet in the event a student withdraws from school and the Company has to return a portion of the prepaid School Fees. In past years there were minimal students who withdrew from a course or program before the end of a school year.

The Company normally receives prepaid School Fees from students at their initial admission or before the start of the school year on September 1. As of August 31, 2011, all students are required to fully prepay school fees at the beginning of the school year by September 1, 2011 for the 2011-2012 school year. In prior periods this policy was not fully enforced. Some students will benefit from a discount of fees if they prepay School Fees for two to three years of school term. Prepaid School Fees is the portion of payments received but not earned and is reflected as a current liability under prepaid tuition in the accompanying consolidated balance sheets as such amounts are expected to be earned, but may be refundable within the next year.

Below is a schedule of prepaid School Fees as of December 31, 2010 and 2009, respectively, expected to be recognized into revenue over twelve calendar months for the next year ended December 31 and thereafter as follows:

Twelve Month Period Ended December 31	December 31, 2010	December 31, 2009
2010	$-	$15,375,412
2011	13,754,026	415,180
2012	652,100	2,016
Thereafter	157,853	-
Total	$14,563,979	$15,792,608

Below is a schedule of prepaid School Fees as of August 31, 2011 expected to be recognized into revenue over twelve months for the next year ended August 31 (corresponds to school year – September 1 through August 31) and thereafter as follows:

Twelve Month Period Ended August 31	August 31, 2011
2011	$-
2012	36,651,052
2013	1,627,048
Thereafter	1,220,872
Total	$39,498,972

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

Translation adjustments net of tax totaled $1,432,623 and $107,246, for the eight months ended August 31, 2011 and 2010, respectively.

Translation adjustments net of tax totaled $801,583 and $(594,504), for the years ended December 31, 2010 and 2009, respectively.

As of August 31, 2011 and 2010, the exchange rate to the U.S. Dollar was RMB 6.3755 and RMB 6.8030, respectively. The average exchange rate for the eight months ended August 31, 2011 and 2010 was RMB 6.5106 and RMB 6.8146, respectively.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $10,876,683 and $9,508,926, for the eight months ended August 31, 2011 and 2010, respectively.  Total comprehensive income was $12,785,664 and $9,600,714, for the year ended December 31, 2010 and 2009, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased comprehensive income and equaled $2,438,442, $1,005,819 and$ 204,236, as of August 31, 2011 and December 31, 2010 and 2009.

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

(i)                   Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the eight months ended August 31, 2011 and 2010, and for the year ended December 31, 2010 and 2009 were not significant.

(j)                   Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the eight months ended August 31, 2011 and 2010, and for the years ended December 31, 2010 and 2009 were not significant.

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

Basic and diluted earnings per share were $0.31 and $0.31 per share and $0.36 and $0.36 per share, respectively for the eight months ended August 31, 2011 and 2010.

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

(m)  Reclassification

Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net income as previously reported.

(n)                   Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant, except for ASU 2011-05 (ACS Topic 220 Comprehensive Income) which will affect the presentation of Comprehensive Income and is effective for periods after December 15, 2011 and early adoption is allowed.

Other accounting standards have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the Company’s financial statements.

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

	August 31, 2011	December 31, 2010	December 31, 2009
Course materials	$-	$102,176	$88,822
Low consumable items	6,485	27,052	16,716
Low consumable tools	$6,485	$129,228	$105,538
Less: Inventory provision*	(2,996)	(19,283)	(18,678)
Total	$3,489	$109,945	$86,860

* The inventory provision is an inventory allowance for aged or obsolete inventory items.

NOTE 5 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	August 31, 2011	December 31, 2010	December 31, 2009
Cash – individual bank accounts	$8,734,422	$3,064,317	$2,331,567
Advances to suppliers	737,741	108,440	19,544
Other prepaid	66,710	1,427	1,316
Other receivables	67,809	131,200	16,690
Total	$9,606,682	$3,305,384	$2,369,117

Cash – individual bank accounts, is for funds advanced to employees for the purchase of school and boarding related materials for the day-to-day operations of the school.  Advances to suppliers are primarily advances, travel, and the other related expenses. The other prepaid and other receivables are primarily for certain operating requirements of the school.

 NOTE 6 – DUE FROM/TO RELATED PARTIES

(a)	Due From Related Parties

	August 31, 2011	December 31, 2010	December 31, 2009
Pan Mingxiao	$-	$-	$558,736
Beijing Taiji Investment Co. Ltd.	-	-	2,456,170
Total	$-	$-	$3,014,906

(b)	Due To Related Parties

	August 31, 2011	December 31, 2010	December 31, 2009
Ren Zhiqing (i)	$7,842,522	$-	$1,196,630
Total	$7,842,522	-	1,196,630

 (i) Ren Zhiqing is the president and a director of the Company, as well as the majority controlling shareholder of the Company.  The amounts due to Ren Zhiqing as of August 31, 2011 and December 31, 2009 represent loans to the Company, which are unsecured, interest-free and payable to Ren Zhiqing. The amount due to Ren Zhiqing as of August 31, 2011 represents a loan to the Company primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

NOTE 7 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	August 31, 2011	December 31, 2010	December 31, 2009
Cost of land use rights	$46,694,725	$6,041,788	$5,852,242
Less: Accumulated amortization	(911,146)	(776,437)	(605,772)
Land use rights, net	$45,783,579	$5,265,351	$5,246,470

Amortization expense for eight months ended August 31, 2011 and 2010 was $102,434 and $97,864, respectively.  Amortization expense for years ended December 31, 2010 and 2009 was $148,637 and $146,124, respectively.

Amortization expense for the next five years and thereafter is as follows

2012	$1,004,833
2013	1,004,833
2014	1,004,833
2015	1,004,833
2016	1,004,833
Thereafter	40,759,414
Total	45,783,579

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2011	December 31, 2010	December 31, 2009
Buildings	$80,267,336	$29,358,549	$28,370,236
Transportation equipment	1,007,976	970,352	830,885
Furniture & education equipment	7,761,350	3,485,503	3,366,393
Kitchen equipment	933,728	488,684	473,352
Computer & software	833,999	228,418	218,357
Total cost	$90,804,389	$34,531,506	$33,259,223

Less: Accumulated depreciation	(8,846,047)	(8,068,609)	(6,864,824)

Property and equipment, net	$81,958,342	$26,462,897	$26,394,399

For the eight months ended August 31, 2011 and 2010, depreciation expense was $651,674 and $702,611, respectively.  For the year ended December 31, 2010 and 2009, depreciation expense was $965,795 and $989,124, respectively.

Property and equipment are located at the Company’s three school locations in Shanxi and Sichuan Provinces in the PRC and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited.  Maintenance and repairs are generally expensed as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The estimated useful lives for each major category of fixed assets are as follows:

Description	Useful Lives
Buildings	40 years
Transportation Equipment	10 years
Kitchen Equipment	5 years
Furniture, Education Equipment, Computers	3 years

NOTE 9 – DEPOSIT PAID FOR LONG-TERM ASSETS

The deposit balance paid for long term assets as of December 31, 2010 was a good-faith, refundable deposit paid to begin preliminary negotiations toward the acquisition of the Investment Company.

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

NOTE 11 – HOME PURCHASE DOWN PAYMENT

According to the Company’s Employee Welfare Policy, the Company may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the Company and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the eight months ended August 31, 2011 and the years ended December 31, 2010 and 2009. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposits at the time of receipt. The Company recognizes profit when the sale is consummated.

The Company records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the eight months ended August 31, 2011 and the years ended December 31, 2010 and 2009, and as such the Company recognized no income from selling apartments. As of August 31, 2011, December 31, 2010 and 2009, home deposits were $878,668, $823,095 and $653,112, respectively.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	August 31, 2011	December 31, 2010	December 31, 2009
Accrued payroll	$624,351	$528,095	$480,036
Individual tax withholding	6,184	13,133	4,825
Other accrued expenses	277,733	18,000	270,578
Total	$908,268	$559,228	$755,439

NOTE 13 – STOCK BASED COMPENSATION

On September 15, 2010, the Company entered into a consulting agreement with its Chief Financial Officer. The agreement was for a twelve month term. Under the terms of the agreement, the Chief Financial Officer was to be compensated $6,000 per month cash compensation and $6,000 per month stock compensation in restricted common shares to be awarded beginning January 1, 2011 on a quarterly basis.

During the eight months ended August 31, 2011, the Chief Financial Officer earned and was vested in 20,574 shares of restricted common stock as part of his consulting agreement.  On April 18, 2011, the Company issued 10,356 shares of restricted common stock to its Chief Financial Officer and 15,018 shares remain to be issued.  The Company has accrued $30,000 in stock based compensation as of August 31, 2011 for shares to be issued.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 annually in cash compensation and $9,000 annually in stock compensation in restricted common shares to be awarded semi-annually.

During the eight months ended August 31, 2011, the three independent directors collectively earned and were vested in 7,716 shares of restricted common stock as part of their consulting agreements.  On April 18, 2011, the Company issued 4,167 shares of restricted common stock to its three independent directors and 3,549 shares remain to be issued.  The Company has accrued $6,564 in stock based compensation as of August 31, 2011 for shares to be issued.

On October 1, 2010, the Company entered into a consulting agreement with its financial controller. The agreement is for a twelve-month term. Under the terms of the agreement, the financial controller is to be compensated for 20,000 shares annually in restricted common shares to be awarded beginning on January 1, 2011 on a quarterly basis.

During the eight months ended August 31, 2011, the financial controller earned and was vested in 18,333 shares of restricted common stock as part of her consulting agreement.  No shares have been issued to date.  The Company has accrued $39,449 in stock based compensation as of August 31, 2011 for shares to be issued.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 14 – REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the years ended December 31, 2010 and 2009, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of August 31, 2011, December 31, 2010 and 2009, refundable deposits were $795,848, $1,107,533 and $2,132,865, respectively.

NOTE 15 – SHORT-TERM BANK LOAN

The Company’s subsidiary Shanxi Taiji borrowed RMB 100,000,000 (approximately $15,685,044) from a Shanxi Province based bank finance company under a one-year term from August 16, 2011 due August 15, 2012 at a 14.0% interest rate, interest-only payable quarterly.

NOTE 16 – TAXES

Enterprise Income Tax (“EIT”)

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of August 31, 2011, December 31, 2010 and 2009, the Company does not have a liability for unrecognized tax benefits.

The Company’s estimated income tax savings for the eight months ended August 31, 2011 and 2010 are summarized as follows:
	For the Eight Months Ended August 31,
	2011	2010
Tax savings	$2,361,015	2,350,420

Had the Company’s tax exemption not been in the place for the eight months ended August 31, 2011 and 2010, the Company estimates the following pro-forma financial statement impact:
	For the Eight Months Ended August 31,
	2011	2010
Net income before tax provision, as reported	$9,444,060	$9,401,680
Less tax provision exempted	(2,361,015)	(2,350,420)
Pro-forma net income	$7,083,045	$7,051,260

The Company’s estimated income tax savings for the years ended December 31, 2010 and 2009 are summarized as follows:

	For the Years Ended December 31,
	2010	2009
Tax savings	$2,991,520	2,548,805

Had the Company’s tax exemption not been in the place for the years ended December 31, 2010 and 2009, the Company estimates the following pro-forma financial statement impact:
	For the Years Ended December 31,
	2010	2009
Net income before tax provision, as reported	$11,966,081	$10,195,218
Less tax provision exempted	(2,991,520)	(2,548,805)
Pro-forma net income	$8,974,561	$7,646,413

The Company’s operating subsidiaries are tax exempt, since primary and secondary education is not subject to income tax in the PRC.  As such, the Company and its subsidiaries have no deferred tax asset or liability.  The Company does not anticipate any change in the current PRC regulations regarding the tax exemption for its education sector.

NOTE 17 – EARNING PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic earnings per share (EPS) computations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the eight months ended August 31, 2011 and 2010 and the years ended December 31, 2010 and 2009.

The following table sets forth the computation of basic and diluted net income per share:

	For The Eight Months Ended August 31,
	2011	2010
Net income	$9,444,060	$9,401,680
Basic weighted average outstanding shares of common stock	30,008,014	27,079,071
Diluted weighted average common stock and stock equivalents	30,008,014	27,079,071
Earnings per share:
Basic	$0.31	$0.35
Diluted	$0.31	$0.35

	For The Years Ended December 31,
	2010	2009
Net income	$11,966,081	$10,195,218
Basic weighted average outstanding shares of common stock	28,044,698	26,100,076
Diluted weighted average common stock and stock equivalents	28,044,698	26,100,076
Earnings per share:
Basic	$0.43	$0.39
Diluted	$0.43	$0.39

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

During the eight months ended August 31, 2011 and 2010, the Company contributed $176,981 and $145,792 in pension contributions, respectively.  During the years ended December 31, 2010 and 2009, the Company contributed $214,997 and $238,818 in pension contributions, respectively.

NOTE 19 – BUSINESS COMBINATION - EQUITY TRANSFER AGREEMENT

On August 31, 2011, the Company completed the acqusition of the equity interests in Shanxi Rising Education Investment Company, Limited (the “Investment Company”) from its equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806) under the terms of the Equity Transfer Agreement, (the “Acquisition”).  The Acquisition has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been discounted to its net present value and allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2011.  As of the balance sheet date, August 31, 2011, the exchange rate to the US Dollar was RMB 6.3755.

Description of Acqusition

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of the Investment Company from the Sellers for a total purchase consideration of RMB 690,000,000.  The net present value of the total fair value consideration transferred equals RMB 616,023,000 (approximately $96,623,480), of which RMB 336,563,000 (approximately $52,790,055) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows:

1)	RMB 153,437,000 (or RMB 135,016,000, approximately $21,177,319, net of discount) to be paid by August 31, 2012,

2)	RMB 100,000,000 (or RMB 76,947,000, approximately $12,069,171, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 67,497,000, approximately $10,586,935, net of discount) by August 31, 2014.

The net present value of the payments is discounted at the Company’s current financing interest rate of 14%.

The Investment Company is an education company that owns and operates a K-12 private boarding school in the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded 2002, which currently serves over 5,400 students from its location in Shanxi Province, PRC. The Rising School is now known by the Company as the “Shanxi South Campus.”

Prior to closing the Equity Transfer Agreement, the Company became involved in the operations of the Shanxi South Campus in the spring of 2011. With the consent of the Investment Company, the Company assisted in the operations, accounting and promotion of the school to attract more and better students for the 2011-2012 school year. Some of these responsibilities included collecting prepaid School Fees in advance of the school year, which combined with better operations, higher tuition rates and an increase in enrollment led to an increase in deferred revenue at August 31, 2011. Company’s involvement was under the direction of Investment Company management until it assumed control of the Shanxi South Campus on August 31, 2011, in accordance with the Equity Transfer Agreement.

Fair value of consideration transferred and recording of assets acquired and liabilities assumed

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

(in thousands)
Buildings and equipment	$54,848
Land usages rights	40,419
Other current assets	3,529
Loans receivables	8,421
Liabilities assumed	(15,054)
92,163
Plus cash acquired	4,460
Total purchase price	96,623

Purchase price	$96,623
Prior year deposits made	(8,782)
Finance with shareholder payable	(7,842)
Finance with bank short term note	(15,685)
Acquisitions payable - Short term	(21,177)
Acquisitions payable - Long term	(22,656)
Cash paid - current year	$20,481
Less cash acquired	(4,460)
Cash, net	16,021

For the purpose of preparing the audited consolidated balance sheet as of August 31, 2011, the present value of the purchase price is allocated to the Company’s net tangible assets acquired and liabilities assumed as of August 31, 2011.  The assets of the Investment Company have an appraised value in excess of the discounted present fair value of the assets acquired, but are marked to the fair value of total consideration transferred.  The Company contracted an independent, third-party appraisal firm for a detailed appraisal of the assets included in the Equity Transfer Agreement.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisitions of the Investment Company, as described above, were as follows for the eight months ended August 31, 2011 and 2010 as if the business combinations had occurred at the beginning of each period presented.

	Eight Months Ended August 31, 2011	Eight Months Ended August 31, 2010
(in thousands)	(Unaudited)	(Unaudited)
Sales	$22,507	$20,253
Net income	$9,852	$9,440
Earnings per share, basic and diluted	$0.33	$0.35

The pro forma data is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained if the combinations had been effectuated at the beginning of each period presented, or of those results which may be obtained in the future.

 NOTE 20–SUBSEQUENT EVENTS

Management has evaluated subsequent events from August 31, 2011 and has concluded no events need to be reported during this period, except the following:

On September 15, 2011, the Company renewed the consulting agreement with its Chief Financial Officer for a six month period under the same terms and conditions as his original consulting agreement dated September 15, 2010.  The Chief Financial Officer is entitled to receive $6,000 per month in consideration for his services, as well as a stock award of $6,000 per month in shares of the Company’s restricted common stock, which vest on a quarterly basis.

On October 19, 2011, the board changed the fiscal year end from December 31 to August 31.

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of August 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiqing, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our conclusion that our disclosure controls were not effective was based a material weakness identified in our financial reporting.  A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. We found that we did not maintain effective controls over our process to ensure the timely completeness and accuracy of the preparation and review of our consolidated financial statements. This resulted in several audit adjustments to our consolidated financial statements, principally including the accounting for the acquisition of the Investment Company and audit of the Investment Company as filed in the Company’s 8-K filed with the Securities and Exchange Commission on November 17, 2011, as well as proper database records for our students at each school.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on its assessment, management concluded that, as of August 31, 2011, the Company's internal control over financial reporting is not effective based on those criteria.

Our annual report does not include an attestation report of our registered public accounting firm related to internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm due to a change in regulations that permanently exempts smaller reporting companies.

Changes in Internal Control over Financial Reporting

During the fiscal year ended August 31, 2011, we have taken measures to strengthen our financial controls, which have included hiring additional accounting staff with greater expertise and allocating financial and human resources to strengthen our internal control structure.  We also plan to contract with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls.  The Company has internally begun the processes toward SOX compliance, including mapping, testing, analysis and assessment.  The Company has hired an internal person to work directly with the external consultants regarding internal controls.  This person’s experience included eight years of audit and business advisory work with a “Big 4” accounting firm, as well as an affiliate of an international accounting and consulting firm.  With the addition of the Shanxi South Campus, the Company will also be hiring additional accounting and administrative support personnel to work with our accounting staff on our month-end, quarter-end and year-end closings and procedures.  We are in the process of bringing all three school onto the same accounting platform and procedures.

These remediation efforts are designed to address the material weakness identified in our internal controls for financial reporting and to improve and strengthen our overall control environment.  We believe these actions will prevent the material weakness from recurring.  Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies.  The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.  However, our management believes that these remediation efforts will be completed by the end of the Company’s fiscal year ended August 31, 2012.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The executive officers and directors of the Company are:

Name	Age	Positions with the Company
Dr. Ren Zhiqing	54	Chairman and Chief Executive Officer
Pan Mingxiao	35	Executive Vice President and Director
Ren Xudong	28	Vice President and Secretary
Michael Toups	46	Chief Financial Officer
Dora Dong	51	Director
Dr. Jun Zhang	47	Director
Ying Fengmei	58	Director

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

Pan Mingxiao, Executive Vice President and Director. Mr. Pan has been an officer and director of Shanxi Taiji Industrial Development Co., Ltd since 2004. Previously, he was the Chief Financial Officer of Shanxi Modern Bilingual School and he has over 15 years’ experience in the education field.  Mr. Pan earned his Bachelor’s degree from Peking University.

Ren Xudong, Vice President and Secretary. Mr. Ren has been an officer of Shanxi Taiji Industrial Development Co., Ltd since 2010 in operations management and corporate communications. Previously, he was involved in Kia Motors management training and entrepreneurial activities from 2008 to 2010.  Mr. Ren earned his Bachelor’s degree in Mathematics in 2006 from Imperial College in London and earned his Master’s degree in Risk Management from Imperial College in 2007.

Michael Toups, Chief Financial Officer.  Mr. Toups was appointed Chief Financial Officer in June 2010.  Mr. Toups is an accounting and corporate finance executive with over 20 years of experience in senior management with specialties in business strategy, M&A and international trade.  He has middle-market corporate finance experience across a variety of industries as both principal and advisor and has served in roles as the CFO, COO, and director of private and publicly traded companies.  Mr. Toups expertise includes PCAOB audits, SEC reporting and Sarbanes-Oxley compliance.  He is also well-versed in Chinese business practices and has directed strategic business planning for Asia-based companies for over 12 years.  Mr. Toups also currently serves as the CFO of Longwei Petroleum Investments Holding Limited, a Taiyuan, Shanxi Province, PRC-based petroleum distributor listed on the NYSE AMEX since September 2010, and he also serves as a member of the board of directors of Lotus Pharmaceuticals, a Beijing China-based manufacturer of pharmaceutical products since December 2010.  Most recently Mr. Toups served as Director of Asia Investment Banking, Midtown Partners & Co. from December 2007 to July 2010 and as the CFO and director of Nork Lighting, a China-based manufacturer and the largest retailer of high-end residential lighting products in China from December 2007 to July 2010.  From May 2009 to May 2011, he served as the president and director of Stone Harbor Investments, Inc., a small business consulting company.  From January 2001 to December 2007, he served as president and owner of Peak Crown, a consulting company for the import of products from Asia and financial services.  Mr. Toups holds an MBA in Finance from the University of Notre Dame and a BBA in Finance from Texas Christian University.

Dora Dong, Director.  Ms. Dong is an entrepreneur and business leader who works to promote trade and commerce between the US and China.  Since July 2000, Ms. Dong has been a member of the board of directors of the Silicon Valley Chinese American Computer and Commerce Association.  She served as the association’s CFO from July 2006 to July 2008 and is currently serving as its Vice President since 2008.  Since May 2009, Ms. Dong has served as the President of New Continental - USA in Silicon Valley.  Since September 2009, Ms. Dong has also served as the Chairman of Suzhou New Continental Education Consulting Company Ltd. in China.  Additionally, Ms. Dong has served as a committee member of Suzhou Overseas Chinese Association since May 2010 and was appointed to such position by the government in Suzhou City, China. Since January 2011, Ms. Dong has served as a director of China Bilingual Technology & Education Group, Inc. in Taiyuan City, China.  From July 2010 to June 2011, Ms. Dong served on the board of directors of Worldwide Energy & Manufacturing USA, Inc., an international solar manufacturing and engineering firm with multiple factories in China and sales worldwide.  Ms. Dong received her Bachelor of Science Degree in Business Administration from John F. Kennedy University in 1990.

Ms. Dong’s qualifications to serve as an independent director of the Company are based on her financial management experience in public and private companies in senior level corporate strategic management position combined with her CFO background with the Silicon Valley Chinese American Computer and Commerce Association.  Moreover, Ms. Dong and her affiliated organization have been continuing to build the strong relationship with both government and business leaderships in the USA and PRC.  As consideration for her service as a member of the board of directors, Ms. Dong is entitled to receive $9,000 per year and a restricted stock grant in the amount of $9,000 per year.

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

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers, except for the following: Mr. Ren Zhiqing, our Chairman and Chief Executive Officer, is the father of Mr. Ren Xudong, our Vice President and Secretary, and the cousin of Mr. Pan Mingxiao, Executive Vice President and Director.

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

Director Independence

Our Board of Directors has determined that currently Ms. Dora Dong, Ms. Ying Fengmei and Dr. Jun Zhang qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. – Marketplace Rule 5605(a)(2).

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

Meetings and Committees of the Board of Directors

Our board of directors held no formal meetings during the most recently completed fiscal year ended August 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Colorado and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Code of Ethics

On January 21, 2011, we adopted a Code of Ethics for our principal executive officers and senior management.  The Code of Ethics is designed to deter wrongdoing and promote honest and ethical conduct; full and fair disclosure in reports and documents submitted to the SEC; compliance with applicable governmental laws, rules and regulations; and the prompt internal reporting of violations of the code to appropriate persons by our senior management.  Our Code of Ethics is available on our corporate website at http://ir.stockpr.com/chinabilingual/governance-documents.

Committees of the Board of Directors

On January 21, 2011, the Board of Directors appointed an Audit Committee, Compensation Committee, and Nominating Committee and adopted charters relative to its Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

Ms. Dora Dong, Dr. Jun Zhang and Ms. Ying Fengmei currently serve on the Audit Committee. Ms. Ying serves as the Chairman of the Audit Committee and as the audit committee financial expert. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee member possesses an understanding of financial statements and generally accepted accounting principles. The charter of the Audit Committee is available at our corporate website at http://ir.stockpr.com/chinabilingual/governance-documents

Compensation Committee

Ms. Dora Dong, Dr. Jun Zhang and Ms. Ying Fengmei currently serve on the Compensation Committee.  Ms. Dong serves as the Chairman of the Compensation Committee.  The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans and recommending and approving grants of stock options under such plans. The charter of the Compensation Committee is available at our corporate website at http://ir.stockpr.com/chinabilingual/governance-documents.

Nominating Committee

Ms. Dora Dong, Dr. Jun Zhang and Ms. Ying Fengmei currently serve on the Nominating Committee.  Dr. Zhang serves as the Chairman of the Nominating Committee.  The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the board and its committees, coordinates evaluation of board performance and reviews board compensation. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the board. The Nominating Committee considers, among other things, the diversity of potential board member’s backgrounds, including their professional experience, education, skills and other individual attributes in assessing their potential appointment to the board. The charter of the Nominating Committee is available at our corporate website at http://ir.stockpr.com/chinabilingual/governance-documents.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended August 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)*	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ren Zhiqing	2011	$7,373	-	-	-	-	-	$7,373
Chief Executive Officer and Chairman of the Board	2010	$9,063	-	-	-	-	-	$9,063

Pan Mingxiao	2011	$7,373	-	-	-	-	-	$7,373
Executive Vice-President and Director	2010	$9,063	-	-	-	-	-	$9,063

Zhao Hegui (2)	2011	$27,650	-	-	-	-	-	$27,109
Executive Vice President	2010	$27,109	-	-	-	-	-	$27,109

Ren Xudong (3)	2011	$7,373	-	-	-	-	-	$7,373
Vice President and Secretary	2010	$4,532	-	-	-	-	-	$4,532

Michael Toups (4)	2011	$48,000	-	48,000	-	-	-	$96,000
Chief Financial Officer	2010	$21,000	-	18,000	-	-	-	$39,000

(1)
The Company pays salaries in RMB to all executive officers on a monthly basis, except its USA-based CFO is paid monthly in US dollars. The RMB amount is translated into US dollars when the Company files SEC documents. The exchange rates used were the average rates of for the fiscal year ended August 31, 2011 (eight months) and for the fiscal year ended December 31, 2010 (twelve months), which were 6.5106, and 6.7300, respectively.

(2)	Mr. Zhao served as a director of the Company from June 30, 2010 to January 6, 2011. Mr. Zhao resigned as Executive Vice President of the Company in January 2011.

(3)	Mr. Ren was hired by the Company in June 2010.

(4)
Mr. Toups was hired by the company on September 15, 2010 to serve as Chief Financial Officer for a term of one year from the date of his hire.  Mr. Toups’ compensation is $6,000 per month cash compensation and $6,000 per month stock compensation in restricted common shares to be awarded beginning January 1, 2011. On September 15, 2011, the Company renewed the consulting agreement with Mr. Toups for a six month period under the same terms and conditions as his original consulting agreement dated September 15, 2010. The accrued value of the stock compensation is $30,000 as of August 31, 2011.

*Stock awards represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following options were outstanding for the Company’s executive officers as of the end of the fiscal year ended August 31, 2011:

Outstanding Equity Awards At Fiscal Year-End
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) exercisable (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#) unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#) (g)		Market Value of Shares or Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Michael Toups	-	-	-	-	-	1,754	(1)	$3,000	-	-

(1) On September 15, 2010, the Company entered into a Consulting Agreement with Michael Toups (the “Consulting Agreement”), pursuant to which Mr. Toups agreed to serve as Chief Financial Officer of the Company. Pursuant to the Consulting Agreement, Mr. Toups is entitled to receive $6,000 per month in consideration for his services as Chief Financial Officer of the Company. In addition, Mr. Toups is entitled to receive a stock award of $72,000 in restricted shares of the Company’s common stock, which vest on a quarterly basis. As of August 31, 2011, 1,754 shares have not vested pursuant to the Consulting Agreement.

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

Employment Agreements

On July 1, 2008, Ren Zhiqing entered into an employment agreement with Shanxi Taiji, pursuant to which, Mr. Zhiqing agreed to serve as chief executive officer for a term of 5 years.  Pursuant to his employment agreement, Mr. Zhiqing is entitled to a salary of RMB 6,000 or approximately $922 per month.

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

On September 15, 2011, the consulting agreement entered by and between the Company and Michael Toups to retain Mr. Toups as Chief Financial Officer expired. On September 16, 2011, the Company entered into a similar consulting agreement (the “Consulting Agreement”) with Michael Toups, pursuant to which Mr. Toups agreed to continuously serve as Chief Financial Officer of the Company for a term of six months. Mr. Toups’ continuous service as Chief Financial Officer was ratified by the Company’s board of directors on October 26, 2011.  Pursuant to the Consulting Agreement, Mr. Toups is entitled to receive $6,000 per month in consideration for his services as Chief Financial Officer of the Company. In addition, Mr. Toups is entitled to receive a stock award of $36,000 in shares of the Company’s common stock, which vest on a quarterly basis. Mr. Toups is also entitled to reimbursement for all reasonable travel and other business expenses incurred by him.

On October 1, 2010, the Company entered into a consulting agreement with its financial controller. The agreement is for a twelve-month term. Under the terms of the agreement, the financial controller is to be compensated RMB 20,000 per month and 20,000 shares annually in restricted common shares to be awarded beginning on January 1, 2011 on a quarterly basis.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of November 28, 2011 by the following:

•	Each shareholder who beneficially owns more than 5% of our common;
•	Each of our named executive officers;
•	Each of our directors; and
•	Executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Shares of our common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days of November 28, 2011 (including shares subject to restrictions that lapse within 60 days of November 28, 2011) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Ren Zhiqing	20,400,000	68.0%
Pan Mingxiao	1,499,997	5.0%
Ren Xudong	1,470,001	4.9%
Michael Toups (2)	10,356	*
Dora Dong (3)	1,389	*
Dr. Jun Zhang (4)	1,389	*
Ying Fengmei (5)	1,389	*
All such directors and executive officers as a group (8 persons)	23,384,521	77.9%

* Less than 1% of the issued and outstanding common stock as of November 28, 2011.

(1)
All shares are owned of record and beneficially. Except as otherwise noted, each shareholder’s address is c/o China Bilingual Technology & Education Group Inc., No. 2 Longbao Street, Xiodian Zone, Taiyuan City, Shanxi Province, China 030031.

(2)
Pursuant to his employment agreement with the Company dated September 15, 2010, Michael Toups shall receive $6,000 per month in consideration for his services as Chief Financial Officer of the Company. In addition, Mr. Toups is entitled to receive a stock award of $72,000 in shares of the Company's common stock, which vest on a quarterly basis. On April 7, 2010, the Company issued 10,356 shares of common stock to Mr. Toups as compensation for his service tendered for the last quarter of 2010 and the first quarter of 2011.  Mr. Toups has accrued an additional 10,356 shares of common stock as of August 31, 2011.

(3)
On April 7, 2011, the Company issued 1,389 shares of common stock to Dora Dong as compensation for services rendered for the last quarter of 2010 and the first quarter of 2011.  Ms. Dong has accrued an additional 1,183 shares of common stock as of August 31, 2011.

(4)
On April 7, 2011, the Company issued 1,389 shares of common stock to Jun Zhang as compensation for services rendered for the last quarter of 2010 and the first quarter of 2011.  Dr. Zhang has accrued an additional 1,183 shares of common stock as of August 31, 2011.

(5)
On April 7, 2011, the Company issued 1,389 shares of common stock to Ying Fengmei as compensation for services rendered for the last quarter of 2010 and the first quarter of 2011.  Ms. Ying has accrued an additional 1,183 shares of common stock as of August 31, 2011.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ren Zhiqing is the Chief Executive Officer and a director of the Company and ultimate controlling shareholder of the Company.  He is the father of Mr. Ren Xudong, our Vice President and Secretary, and the cousin of Mr. Pan Mingxiao, Executive Vice President and Director.  Together these three individuals control 77.9% of the outstanding common stock of the Company.

At December 31, 2010, the Company had no amounts due from or due to related parties.  At August 31, 2011 and December 31, 2009, the Company had the following amounts due from or due to related parties as outlined below:

(a)	Due From Related Parties

	August 31, 2011	December 31, 2010	December 31, 2009
Pan Mingxiao	$-	$-	$558,736
Beijing Taiji Investment Co. Ltd.	-	-	2,456,170
Total	$-	$-	$3,014,906

	August 31, 2011	December 31, 2010	December 31, 2009
Pan Mingxiao	$-	$-	$558,736
Beijing Taiji Investment Co. Ltd.	-	-	2,456,170
Total	$-	$-	$3,014,906

(b)	Due To Related Parties

	August 31, 2011	December 31, 2010	December 31, 2009
Ren Zhiqing (i)	$7,842,522	$-	$1,196,630
Total	$7,842,522	-	2,456,170

 (i) Ren Zhiqing is the president and a director of the Company, as well as the majority controlling shareholder of the Company.  The amounts due to Ren Zhiqing as of August 31, 2011 and December 31, 2009 represent loans to the Company, which are unsecured, interest-free and payable to Ren Zhiqing. The amount due to Ren Zhiqing as of August 31, 2011 represents a loan to the Company primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended August 31, 2010 and 2011, the total fees charged to the company for audit services, including quarterly reviews were $0 and $284,000, respectively.

Audit-Related Fees

For the years ended August 31, 2010 and 2011, the total audited related fees charged to the company were $0 and $13,073, respectively.
Tax Fees

For the years ended August 31, 2010 and 2011, the total tax fees charged to the company were $0 and $7,5000, respectively.

All Other Fees

For the years ended August 31, 2010 and 2011, the total other fees charged to the company were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has policies and procedures regarding the pre-approval of the performance of audit and non-audit services by our independent registered public accounting firm. Our independent registered public accounting firm may not perform any service unless the approval of the Audit Committee is obtained prior to the performance of the services, except as may otherwise be provided by law or regulation. All services described above were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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
10.3
Consulting Agreement between China Bilingual Technology & Education Group Inc. and Michael Toups, dated September 16, 2011 (filed with 8-K filed on October 27, 2011 and incorporated herein by reference)

10.4
Equity Transfer Agreement, dated August 31, 2011, by and between the Company and all the equity holders of Shanxi Rising Education Investment Co., Ltd.(filed with Current Report on Form 8-K on September 9, 2011 and incorporated herein by reference)

10.5	Loan Agreement, dated August 16, 2011, by and between Shanxi Taiji and Shanxi Trust Co., Ltd.*
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*
EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase*
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bilingual Technology & Education Group Inc.

November 29, 2011	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chief Executive Officer (Principal Executive Officer)

November 29, 2011	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ren Zhiqing	Chief Executive Officer and Chairman (Principal Executive Officer)	November 29, 2011
Ren Zhiqing

/s/ Pan Mingxiao	Executive Vice-President and Director	November 29, 2011
Pan Mingxiao

/s/ Michael Toups	Chief Financial Officer (Principal Financial Officer)	November 29, 2011
Michael Toups

/s/ Dora Dong	Director	November 29, 2011
Dora Dong

/s/ Dr. Jun Zhang	Director	November 29, 2011
Dr. Jun Zhang

/s/ Ying Fengmei	Director	November 29, 2011
Ying Fengmei