Form 10-Q
period 2011-11-30
China Bilingual Technology & Education Group Inc.
filed 2012-01-17
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-54321

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	68-0678185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of January 17, 2012, the issuer had 30,014,528 outstanding shares of Common Stock.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Unaudited Financial Statements	F 1
	Condensed Consolidated Balance Sheet as of November 30, 2011 (Unaudited) and August 31, 2011	F 1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended November 30, 2011 and November 30, 2010	F 2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2011 and November 30, 2010	F 3
	Notes to the Unaudited Condensed Consolidated Financial Statements	F 4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	7
Item 4.	Controls and Procedures.	7

	PART II
Item 1.	Legal Proceedings.	8
Item 1A.	Risk Factors.	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities.	8
Item 4.	Removed and Reserved.	8
Item 5.	Other Information.	8
Item 6.	Exhibits.	8

SIGNATURES		9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	November 30, 2011	August 31, 2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,035,209	$15,090,521
Inventory	36,752	3,489
Prepayment and other current assets	5,800,956	9,606,682
Total Current Assets	14,872,917	24,700,692

LONG-TERM ASSETS:
Property, plant and equipment, net	81,556,090	81,958,342
Land use rights, net	45,550,079	45,783,579
Deposit paid for long-term assets	-	18,778

Total Long-Term Assets	127,106,169	127,760,699

TOTAL ASSETS	$141,979,086	$152,461,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$133,198	$48,824
Short-term payable-acquisition	18,581,698	21,177,319
Due to related parties	7,846,091	7,842,522
Other Payables	469,277	333,202
Refundable deposits	542,950	795,848
Prepaid Tuition	29,867,566	39,498,972
Home purchase down payment	886,838	878,668
Short-term bank loan	15,692,182	15,685,044
Accrued expenses and other current liabilities	1,190,966	908,268

Total Current Liabilities	75,210,766	87,168,667

Long-term payable-acquisition	23,459,655	22,656,106

TOTAL LIABILITIES	$98,670,421	$109,824,773

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,014,528 issued and outstanding as of November 30, 2011 and August 31, 2011	30,015	30,015
Additional paid-in capital	67,421	67,421
Retained earnings	40,753,178	40,100,740
Accumulated other comprehensive income	2,458,051	2,438,442

TOTAL STOCKHOLDERS’ EQUITY	43,308,665	42,636,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,979,086	$152,461,391

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

F 1

 China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	For the Three Months Ended November 30,
	2011	2010

REVENUES	$10,425,986	$5,991,349
COST OF REVENUES	7,233,030	2,933,597
GROSS PROFIT	3,192,956	3,057,752
OPERATING EXPENSES
General and Administrative Expenses	504,522	333,916
TOTAL OPERATING EXPENSES	504,522	333,916
INCOME FROM OPERATIONS	2,688,434	2,723,836
OTHER INCOME (EXPENSE)
Interest Income	28,616	11,640
Interest Expense	(2,064,612)	-
NET INCOME BEFORE INCOME TAXES	$652,438	$2,735,476
INCOME TAX EXPENSE	-	-
NET INCOME	$652,438	$2,735,476
Foreign currency translation, net of tax	19,609	616,498
COMPREHENSIVE INCOME	$672,047	$3,351,974

Earnings per Common Share:
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

Weighted Average Common Shares Outstanding:
Basic	30,014,528	30,000,005
Diluted	30,014,528	30,000,005

The accompanying notes to consolidated financial statements are an integral part of these statements.

F 2

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended November 30,
	2011	2010

Cash Flows From Operating Activities:
Net income	$652,438	$2,735,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	863,051	274,143
Amortization	254,271	37,384
Accretion of interest payable - acquisition	1,515,524	-
Stock-based compensation	31,100	-
(Increases) Decreases in Assets:
Inventories	(33,254)	(15,990)
Prepayment and other current assets	3,827,924	(12,777)
Increases (Decreases) in Liabilities:
Accounts payable	84,330	16,855
Other payables	135,889	(214,680)
Refundable deposits	(253,197)	(390,916)
Prepaid tuition	(9,646,959)	(5,258,095)
Home purchase down payment	7,769	74,730
Accrued expenses and other current liabilities	251,156	123,242
Net Cash Provided By (Used In) Operating Activities	(2,309,958)	(2,630,628)

Cash Flows From Investing Activities:
Deposits - long term assets	-	(2,708,078)
Fixed asset additions	(423,612)	(50,221)
Receipts - related parties receivables	-	1,392,533
Net Cash Provided By (Used In) Investing Activities	(423,612)	(1,365,766)

Cash Flows From Financing Activities:
Payable - acqusition	(3,327,923)	-
Net Cash Provided By (Used In) Financing Activities	(3,327,923)	-

Effect of Exchange Rate Changes on Cash	6,181	214,427

Net Increase (Decrease) in Cash and Cash Equivalents	(6,055,312)	(3,781,967)

Cash and Cash Equivalents, Beginning of Period	15,090,521	10,888,988

Cash and Cash Equivalents, End of Period	$9,035,209	$7,107,021

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$219,635	$-
Cash paid for taxes	$-	$-

 The accompanying notes to consolidated financial statements are an integral part of these statements.

F 3

China Bilingual Technology & Education Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2011 and 2010 (Unaudited)

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

Financial Statements Presented

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the three months ended November 30, 2011 and 2010 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the Peoples Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

F 4

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

On August 31, 2011, the Company entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 616,023,000 (approximately $96,623,480), of which RMB 336,563,000 (approximately $52,790,055) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows:

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

The Investment Company, a limited liability company established under the laws of the PRC, is an education company that owns and operates a K-12 private boarding school in Jinzhong City, Shanxi Province of the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded in 2002, which currently serves over 5,400 students from its location in Shanxi Province, PRC. The Rising School is now known by the Company as the “Shanxi South School.”

The acquisition of the Investment Company has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2011.

Prior to closing the Equity Transfer Agreement, the Company became involved in the operations of the Shanxi South Campus in the spring of 2011. With the consent of the Investment Company, the Company assisted in the operations, accounting and promotion of the school to attract more and better students for the 2011-2012 school year. Some of these responsibilities included collecting prepaid tuition, room & board and other school fees (“School Fees”) in advance of the school year, which combined with better operations, higher tuition rates and an increase in enrollment led to an increase in deferred revenue at the start of the 2011 – 2012 school year, which corresponds to the fiscal year from September 1, 2011 to August 31, 2012. The Company’s involvement at the Shanxi South Campus was under the direction of Investment Company management until it assumed control of the Investment Company on August 31, 2011, in accordance with the Equity Transfer Agreement.

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

F 5

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

(i) Shanxi Taiji Industrial Development Co., Ltd. was incorporated as a limited liability company on July 25, 1997 under PRC law. It is currently 95% owned by Taiyuan Taiji and 5% owned by Ms. Ren Baiv.  On November 25, 2009, KL entered into a share exchange agreement to sell the remaining 5% ownership to Ms. Ren Baiv. Ms. Ren Baiv is the sister of Mr. Ren Zhiqing, the Company’s Chief Executive Officer.  At December 31, 2010, Ms. Ren Baiv paid 1 million Renminbi (“RMB”) as part of the capital contribution. The 5% ownership is held by Ms. Ren Baiv on behalf of the Taiyuan Taiji in accordance with local Chinese regulations, therefore no non-controlling interest is recognized.  Shanxi Taiji is an equity joint venture under the laws of the PRC. The Shanxi North Campus, Modern Bilingual School and Sichuan Guang’an Experimental High School (the “Schools”) hold the requisite governmental licenses to provide private educational services within their province in China.  Each province sets its own licensing criteria and duration following the general guidelines established by the national government for education standards.

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

(v) Shanxi Rising School (the “Shanxi South School”) was established in 2002 by the Investment Company as a private boarding school encompassing kindergarten, primary and secondary education located in the Shanxi Province of the PRC.  The school has been assimilated in the operation of the Company and re-branded as the Shanxi South School operating as a private K-12 boarding school on an 82 acre campus comprised of over 2.3 million square feet of facilities, including 18 dormitories with capacity for 10,000 students, academic classrooms, gymnasium, theatre, natatorium, cafeteria and other administrative and academic buildings. The Shanxi South School holds a four year provincial license to be renewed April 2015.

All significant intercompany accounts and transactions have been eliminated in consolidation.

F 6

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

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of November 30, 2011, the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective April 1, 2009, the FASB ASC Topic 825, “Financial Instruments,” requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

The FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

F 7

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at November 30, 2011.

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

 (b)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at November 30, 2011. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $9,035,209 and $15,090,521 at November 30, 2011 and August 31, 2011, respectively.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends.

(c)  Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through November 30, 2011, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

F 8

(d)  Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji, Taiyuan Taiji and the Investment Company are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji, Taiyuan Taiji and the Investment Company did not pay any income taxes during the three months ended November 30, 2011 due to net losses experienced in the past reporting periods. The three entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji, Taiyuan Taiji and Investment Company have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

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

Kahibah Limited is exempt from income tax on all sources of income pursuant to the tax law in the British Virgin Islands. However, pursuant and subsequent to the reverse merger, the parent company in the U.S. may be subject to income tax in future years.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at November 30, 2011, and 2010 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of November 30, 2011 and August 31, 2011 are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of November 30, 2011 and August 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of November 30, 2011 and August 31, 2011.

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

F 9

Below is a schedule of prepaid School Fees as of November 30, 2011 expected to be recognized into revenue over twelve months for the next year ended August 31 (corresponds to the school year – September 1 through August 31) and thereafter as follows:

Period Ended	November 30
2011	$-
2012	27,018,350
2013	1,627,788
Thereafter	1,221,428
Total	$29,867,566

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

Translation adjustments net of tax totaled $19,609 and $616,498, for the three months ended November 30, 2011 and 2010, respectively.

As of November 30, 2011 and 2010, the exchange rate to the U.S. Dollar was RMB 6.3726 and RMB 6.6614, respectively. The average exchange rate for the three months ended November 30, 2011 and 2010 was RMB 6.3742 and RMB 6.6898, respectively.

 (g)  Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $672,047 and $3,351,973, for the three months ended November 30, 2011 and 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased comprehensive income and equaled $2,458,051 and $2,438,442, as of November 30, 2011 and August 31, 2011, respectively.

F 10

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

(i)  Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended November 30, 2011 and 2010 were not significant.

(j)  Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the three months ended November 30, 2011 and 2010, were not significant.

(k)  Basic and diluted earnings per share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the assumption that all dilutive convertible shares, stock options, warrants and other equity awards were converted or exercised during the period. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Basic and diluted earnings per share were $0.02 and $0.02 per share and $0.09 and $0.09 per share, respectively for the three months ended November 30, 2011 and 2010.

(l)  Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

(m)  Reclassification

Certain reclassifications have been made to the consolidated financial statements as of August 31, 2011 and for the three months ended November 30, 2010 in order to conform to the condensed consolidated financial statement presentation as of November 30, 2011. These reclassifications had no effect on net income as previously reported.

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

F 11

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

	November 30, 2011	August 31, 2011
Course materials	$32,744	$-
Low consumable items	7,006	6,485
Low consumable tools	$39,750	$6,485
Less: Inventory provision*	(2,998)	(2,996)
Total	$36,752	$3,489

* The inventory provision is an inventory allowance for aged or obsolete inventory items.

NOTE 5 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	November 30, 2011	August 31, 2011
Cash – individual bank accounts	$4,569,414	$8,734,422
Advances to suppliers	565,454	737,741
Other prepaid	499,095	66,710
Other receivables	166,993	86,587
Total	$5,800,956	$9,625,460

Cash – individual bank accounts, is for funds advanced to employees for the purchase of school and boarding related materials for the day-to-day operations of the school.  Advances to suppliers are primarily advances, travel, and the other related expenses. The other prepaid and other receivables are primarily for certain operating requirements of the school.

F 12

 NOTE 6 – DUE FROM/TO RELATED PARTIES

Due To Related Parties consisted of the following:

	November 30, 2011	August 31, 2011
Ren Zhiqing	$7,846,091	$7,842,522
Total	$7,846,091	$7,842,522

Ren Zhiqing is the president and a director of the Company, as well as the majority controlling shareholder of the Company.  The amounts due to Ren Zhiqing as of November 30, 2011 and August 31, 2011 represent loans to the Company, which are unsecured, interest-free and payable to Ren Zhiqing. The amount due to Ren Zhiqing as of November 30, 2011 represents a loan to the Company primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

NOTE 7 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	November 30, 2011	August 31, 2010
Cost of land use rights	$46,715,975	$46,694,725
Less: Accumulated amortization	(1,165,896)	(911,146)
Land use rights, net	$45,550,079	$45,783,579

Amortization expense for three months ended November 30, 2011 and 2010 was $254,271 and $37,384, respectively.

Amortization expense for the next five years and thereafter is as follows

2012	$1,026,335
2013	1,026,335
2014	1,026,335
2015	1,026,335
2016	1,026,335
Thereafter	40,418,404
Total	$45,550,079

F 13

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2011	August 31, 2011
Buildings	$80,309,245	$80,267,336
Transportation equipment	1,008,435	1,007,976
Furniture & education equipment	8,107,335	7,761,350
Kitchen equipment	937,585	933,728
Computer & software	860,657	833,999
Total cost	$91,223,257	$90,804,389

Less: Accumulated depreciation	(9,667,167)	(8,846,047)

Property and equipment, net	$81,556,090	$81,958,342

For the three months ended November 30, 2011 and 2010, depreciation expense was $863,051 and $274,143, respectively.

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

NOTE 10 – HOME PURCHASE DOWN PAYMENT

According to the Company’s Employee Welfare Policy, the Company may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the Company and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the three months ended November 30, 2011 and 2010. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposits at the time of receipt. The Company recognizes profit when the sale is consummated.

The Company records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the three months ended November 30, 2011 and 2010, and as such the Company recognized no income from selling apartments. As of November 30, 2011 and August 31, 2011, home deposits were $886,838 and $878,668, respectively.

F 14

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	November 30, 2011	August 31, 2011
Accrued payroll	$624,797	$624,351
Individual tax withholding	9,308	6,184
Other accrued expenses	556,861	277,733
Total	$1,190,966	$908,268

NOTE 12 – STOCK BASED COMPENSATION

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

During the three months ended November 30, 2011, the Chief Financial Officer earned and was vested in 14,173 shares of restricted common stock as part of his consulting agreement.  As of November 30, 2011, the Company has accrued 29,191 shares of restricted common stock to be issued to its Chief Financial Officer.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 annually in cash compensation and $9,000 annually in stock compensation in restricted common shares to be awarded semi-annually.

During the three months ended November 30, 2011, the three independent directors collectively earned and were vested in 5,315 shares of restricted common stock as part of their consulting agreements.  As of November 30, 2011, the Company has accrued 8,865 shares of restricted common stock to be issued to its three independent directors.

On October 1, 2011, the Company renewed the consulting agreement with its financial controller for a six month period under the same terms and conditions as her original consulting agreement dated October 1, 2010.  The financial controller is entitled to receive RMB 20,000 (approximately USD $3,138) per month in consideration for her services, as well as a stock award of 10,000 shares of the Company’s restricted common shares to be awarded over the term of the agreement, which vest on a quarterly basis.

During the three months ended November 30, 2011, the financial controller earned and was vested in 5,000 shares of restricted common stock as part of her consulting agreement.  As of November 30, 2011, the Company has accrued 23,333 shares of restricted common stock to be issued to its financial controller.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

F 15

NOTE 13 – REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the three months ended November 30, 2011 and 2010, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of November 30, 2011 and August 31, 2011, refundable deposits were $542,950 and $795,848, respectively.

NOTE 14 – SHORT-TERM BANK LOAN

The Company’s subsidiary Shanxi Taiji borrowed RMB 100,000,000 (approximately $15,692,182) from a Shanxi Province based bank finance company under a one-year term from August 16, 2011 due August 15, 2012 at a 14.0% interest rate, interest-only payable quarterly.

NOTE 15 – TAXES

Enterprise Income Tax (“EIT”)

Effective January 1, 2007, the Company adopted ASC 740-10, “Accounting for Uncertainty in Income Taxes” (formerly “FIN 48”, an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of November 30, 2011 and August 31, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company’s estimated income tax savings for the three months ended November 30, 2011 and 2010 are summarized as follows:
	For the three months ended November 30,
	2011	2010
Tax savings	$163,110	$683,869

Had the Company’s tax exemption not been in the place for the three months ended November 30, 2011 and 2010, the Company estimates the following pro-forma financial statement impact:
	For the three months ended November 30,
	2011	2010
Net income before tax provision, as reported	$652,438	$2,735,476
Less tax provision exempted	(163,110)	(683,869)
Pro-forma net income	$489,328	$2,051,607

The Company’s operating subsidiaries are tax exempt, since primary and secondary education is not subject to income tax in the PRC.  As such, the Company and its subsidiaries have no deferred tax asset or liability.  The Company does not anticipate any change in the current PRC regulations regarding the tax exemption for its education sector.

NOTE 16 – EARNING PER SHARE

FASB ASC Topic 260, “Earnings Per Share,” requires a reconciliation of the numerator and denominator of the basic earnings per share (EPS) computations.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended November 30, 2011 and 2010.

The following table sets forth the computation of basic and diluted net income per share:

	For the three months ended November 30,
	2011	2010
Net income	$652,438	$2,735,476
Basic weighted average outstanding shares of common stock	30,014,528	30,000,005
Diluted weighted average common stock and stock equivalents	30,014,528	30,000,005
Earnings per share:
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

F 16

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

During the three months ended November 30, 2011 and 2010, the Company contributed $73,239 and $65,342 in pension contributions, respectively.

NOTE 18 – BUSINESS COMBINATION - EQUITY TRANSFER AGREEMENT

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

The Investment Company is an education company that owns and operates a K-12 private boarding school in the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded 2002, which currently serves over 5,400 students from its location in Shanxi Province, PRC. The Rising School is now known by the Company as the “Shanxi South School.”

During the three months ended November 30, 2011, the Company paid RMB 21,207,519 (approximately $3,327,923) toward the debt to the seller and recorded RMB 9,660,250 (approximately $1,515,523) toward the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on payments to the seller.  The net present value of the payments is discounted at the Company’s current financing interest rate of 14%.

 Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisitions of the Investment Company, as described above, were as follows for the three months ended November 30, 2011 and 2010 as if the business combination had occurred at the beginning of each period presented.

	For the three months ended November 30,
	2011	2010
(in thousands)	(Unaudited)	(Unaudited)
Sales	$10,426	$7,501
Net income	$652	$2,792
Earnings per share, basic and diluted	$0.02	$0.09

The pro forma data is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained if the combination had been effectuated at the beginning of each period presented, or of those results which may be obtained in the future. The pro forma data for the  three months ended November 30, 2010 does not account for the additional interest, depreciation and amortization expenses (approximately $3.2 million) associated with the acquisition of the Shanxi South School, as reflected in the pro forma data for the three months ended November 30, 2011.

 NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from November 30, 2011 and has concluded no events need to be reported during this period.

F 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements.  The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in the PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors”. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

●	Highlights and Executive Summary
●	Results of Operations - an analysis of the Company’s consolidated results of operations, for the period presented in the consolidated financial statements
●	Liquidity and Capital Resources - an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources
●	Off-Balance Sheet Arrangements - a discussion of such commitments and arrangements
●	Critical Accounting Policies and Estimates - a discussion of accounting policies that require significant judgments and estimates
●	New Accounting Pronouncements - a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards.

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

 Results of Operations

For the Three Months Ended November 30, 2011 Compared to the Three Months Ended November 30, 2010

Revenues

For the three months ended November 30, 2011, we had total revenues of $10,425,986, an increase of $4,434,637 or 74.0% as compared to total revenues of $5,991,349 for the three months ended November 30, 2010. The revenue growth was primarily attributable to the acquisition of our third school campus – the Shanxi South School, which led to an increase in enrollment of 4,020 students for the current 2011- 2012 school year from approximately 9,200 students to 13,220 students. We also increased our average full-fare tuition by $226 or 7.2% to $3,352 per student for the 2011 – 2012 school year from $3,126 per student for the 2010 – 2011 school year. The Company recognizes prepaid school fees (including tuition, room & board and other school fees, herein after "School Fees") evenly over the twelve month period corresponding to the school year, which typically runs from September 1 to August 31.

Cost of Revenue

For the three months ended November 30, 2011, our cost of revenue was $7,233,030 (69.4% of revenues), as compared to cost of revenue of $2,933,597 (49.0% of revenues) for the three months ended November 30, 2010, representing an increase of $4,299,433 or 146.6%. The increase in cost of revenue was primarily the result of increased costs in connection with the acquisition of our third campus and the increase in enrollment of 4,020 students. Teacher and staff salaries increased $1,811,547 or 151.6% to $3,006,511 for the three months ended November 30, 2011 from $1,194,964 for the three months ended November 30, 2010.  Depreciation and amortization expense allocated to cost of revenue increased $802,258 or 283.6% to $1,097,401 for the three months ended November 30, 2011 from $282,925 for the same period in 2010.

With the addition of our third campus, we have allocated students in our middle school from our Shanxi North School to our new Shanxi South School. The current capacity at our three school campuses is set forth below:

School Campus	Enrollment	Capacity	% Current Capacity
Shanxi North School	4,912 students	6,000 students	81.9%
Shanxi South School	5,428 students	10,000 students	54.3%
Sichuan Guang’an School	2,880 students	4,000 students	72.0%
TOTAL	13,220 students	20,000 students	66.1%

We continue to maintain our strict enrollment standards to preserve our strong academic reputation.  Based on our historical admission rates, we only enroll one student out of approximately every five applicants. We continue to seek quality applicants to maximize our enrollment, which lowers our cost of revenues as a percentage of revenues as our overhead costs are primarily fixed.  We intend to maintain our current balance between enrollment and admission standards as we go forward in accepting new students.  We expect to achieve an enrollment of  95% of our capacity within three academic years at our current schools.

General and Administrative Expenses

General and administrative expenses increased $170,606 or 51.1% to $504,522 for the three months ended November 30, 2011 from $333,916 for the same period of 2010.  The increase in general and administrative expenses was primarily attributable to the costs of operating as a public company, including legal, accounting and investor relations fees.

Interest expense

Interest expense increased to $2,064,612 for the three months ended November 30, 2011 from $0 for the same period of 2010.  The increased interest expense was for financing associated with the acqusition of our third school and resulted from $549,089 in interest for a bank loan of RMB 100,000,000 (approximately $15,692,182) obtained by the Company in August 2011 and $1,515,524 for the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on payments to the seller.  The net present value of the payments is discounted at the Company’s current financing interest rate of 14%.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased $787,369 or 25.8% to $3,834,372 for the three months ended November 30, 2011 from $3,047,003 for the same period of 2010.  The increase was primarily attributable to the increase in revenues as a result of the increased enrollment of 4,020 students for the three months ended November 30, 2011.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $652,438 for the three months ended November 30, 2011, as compared to $2,735,476 for the three months ended November 30, 2010. The decrease of $2,083,038 or 76.1% between the periods resulted primarily from the increase in interest expense, depreciation and amortization associated with the acquisition of our third facility.

Earnings per share decreased to $0.02 per share for the three months ended November 30, 2011 from $0.09 per share for the three months ended November 30, 2010 due to the decrease of net income.

Comprehensive Income

The functional currency of the Company is Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $19,609 during the three months ended November 30, 2011, as compared to a gain of $616,498 during the three months ended November 30, 2010. Our comprehensive income was $672,047 for the three months ended November 30, 2011, as compared to $3,351,974 for the three months ended November 30, 2010.

Liquidity and Capital Resources

As of November 30, 2011, our cash and cash equivalents were $9,035,209.  Our principal source of cash is prepaid School Fees from students who attend our schools. The Company collects tuition in advance of the school year and therefore has no accounts receivable.  We also use our other current assets balance of $5,800,956 to finance school related activities as advances or prepayment for the purchase of school and boarding related materials for the day-to-day operations of the schools.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations and any prepaid tuition obligations. Our bank loan has a one year term, typical of loans in the PRC, but may be renewed based on the credit worthiness of the Company.  The Company also has $7,846,091 in related party debt from its Chairman, which is non-interest bearing and may be renewed beyond the current term.  The Company’s installment payment of $18,581,698 for the acquisition of the Shanxi South Campus is due on August 31, 2012.  The Company anticipates that it will have collected substantially all of its prepaid tuition for the 2012 – 2013 school year at that time and based on its profit margin will be able to use a substantial portion of those proceeds to retire this debt.  The Company is also considering alternative longer-term outside financing of debt or equity based on the asset strength of its balance sheet.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash used in operating activities decreased $320,670 or 12.2% to $2,309,958 for the three months ended November 30, 2011 compared to $2,630,628 used in operating activities for the three months ended November 30, 2010. The decrease was primarily attributable to the fees from the additional students from the newly acquired school, offset by the increased financing and operating costs, as well as increased depreciation and amortization from the assets acquired.

Cash Flows from Investing Activities

Cash used in investing activities decreased $942,154 or 69.0% to $423,612 for the three months ended November 30, 2011 as compared to $1,365,766 used in the three months ended November 30, 2010. The decrease in cash used by financing activities resulted primarily from the decrease in the deposit associated with the acquisition of the Shanxi South Campus.

Cash Flow from Financing Activities

Cash used in financing activities increased $3,327,923 to $3,327,923 for the three months ended November 30, 2011 as compared to $0 used in the three months ended November 30, 2010. The increase in cash used in financing activities resulted from the repayment of loans associated with the acquisition of the Shanxi South School.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended November 30,
	2011	2010

Cash at beginning of period	$15,090,521	$10,888,988
Net cash provided by operating activities	(2,309,958)	(2,630,628)
Net cash used in investing activities	(423,612)	(1,365,766)
Net cash used by financing activities	(3,327,923)	-
Effect of exchange rate changes on cash	6,181	214,427
Cash at end of period	$9,035,209	$7,107,021

Plan of Operations

As described herein, the Company completed the Equity Transfer Agreement dated August 31, 2011 for the acquisition of the Shanxi South School, formerly known as the Shanxi Rising School.  We expect to continue to expand our enrollment base utilizing the excess capacity at our existing schools in addition to marketing and expanding enrollment at the Shanxi South School.  Our strategy is to leverage our strong academic reputation to develop additional business.  We are also actively seeking opportunities to expand our business that we consider accretive to earnings.  We intend to grow our business model through the acquisition of existing schools to increase our total enrollment.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships that are currently material or reasonably likely to be material to our financial position or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s results of operations and liquidity and capital resources are based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors the Company believes to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) asset impairments (2) revenue recognition. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company evaluates and updates these assumptions and estimates on an ongoing basis and may employ outside experts to assist with these evaluations. Actual results could differ from the estimates that have been used.

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through November 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

As of November 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiqing, and Chief Financial Officer, Michael Toups, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended November 30, 2011, we have taken additional measures to strengthen our financial controls, which have included hiring additional accounting staff with greater expertise and allocating financial and human resources to strengthen our internal control structure.  We also plan to contract with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls.  The Company has internally begun the processes toward SOX compliance, including mapping, testing, analysis and assessment.  The Company has hired an internal person to work directly with the external consultants regarding internal controls.  This person’s experience included eight years of audit and business advisory work with a “Big 4” accounting firm, as well as an affiliate of an international accounting and consulting firm.  With the addition of the Shanxi South School, the Company will also be hiring additional accounting and administrative support personnel to work with our accounting staff on our month-end, quarter-end and year-end closings and procedures.  We are in the process of bringing all three schools onto the same accounting platform and procedures.

The Company's efforts are designed to address our internal controls for financial reporting and to strengthen our overall control environment. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies.  The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: January 17, 2012	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 17, 2012	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial and Accounting Officer)