Form 10-Q
period 2012-02-29
China Bilingual Technology & Education Group Inc.
filed 2012-04-16
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012
or
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

As of April 16, 2012, the issuer had 30,014,528 outstanding shares of Common Stock.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Unaudited Financial Statements	3
	Condensed Consolidated Balance Sheet as of February 29, 2012 (Unaudited) and August 31, 2011	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Six Months Ended February 29, 2012 and February 28, 2011	4
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended February 29, 2012 and February 28, 2011	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 29, 2012 and February 28, 2011	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4.	Controls and Procedures.	26

	PART II
Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27
	SIGNATURES	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	February 29, 2012	August 31, 2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,493,478	$15,090,521
Inventory	58,439	3,489
Prepayment and other current assets	4,989,990	9,606,682
Total Current Assets	11,541,907	24,700,692

LONG-TERM ASSETS:
Property, plant and equipment, net	81,804,563	81,958,342
Land use rights, net	45,815,541	45,783,579
Deposit paid for long-term assets	-	18,778

Total Long-Term Assets	127,620,104	127,760,699

TOTAL ASSETS	$139,162,011	$152,461,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$166,800	$48,824
Short-term payable-acquisition	18,409,929	21,177,319
Due to related parties	8,089,694	7,842,522
Other payables	353,191	333,202
Refundable deposits	880,276	795,848
Prepaid school fees	22,313,926	39,498,972
Home purchase down payment	912,268	878,668
Short-term bank loan	15,872,260	15,685,044
Accrued expenses and other current liabilities	1,361,089	908,268

Total Current Liabilities	68,359,433	87,168,667

Long-term payable-acquisition	24,531,213	22,656,106

TOTAL LIABILITIES	$92,890,646	$109,824,773

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,014,528 issued and outstanding as of February 29, 2012 and August 31, 2011	30,015	30,015
Additional paid-in capital	67,421	67,421
Retained earnings	43,208,346	40,100,740
Accumulated other comprehensive income	2,965,583	2,438,442

TOTAL STOCKHOLDERS’ EQUITY	46,271,365	42,636,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,162,011	$152,461,391

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

 China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	For the Six Months Ended
	February 29, 2012	February 28, 2011

REVENUES	$21,379,797	$12,070,703
COST OF REVENUES	13,026,950	6,450,399
GROSS PROFIT	8,352,847	5,620,304
OPERATING EXPENSES
General and Administrative Expenses	1,130,493	700,628
TOTAL OPERATING EXPENSES	1,130,493	700,628
INCOME FROM OPERATIONS	7,222,354	4,919,676
OTHER INCOME (EXPENSE)
Interest Income	30,899	19,394
Interest Expense	(4,145,647)	-
NET INCOME BEFORE INCOME TAXES	$3,107,606	$4,939,070
INCOME TAX EXPENSE	-	-
NET INCOME	$3,107,606	$4,939,070
Foreign currency translation, net of tax	527,141	1,056,621
COMPREHENSIVE INCOME	$3,634,747	$5,995,691

Earnings per Common Share:
Basic	$0.10	$0.16
Diluted	$0.10	$0.16

Weighted Average Common Shares Outstanding:
Basic	30,072,464	30,001,642
Diluted	30,072,464	30,001,642

The accompanying notes to consolidated financial statements are an integral part of these statements.

 China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	For the Three Months Ended
	February 29, 2012	February 28, 2011

REVENUES	$10,953,811	$6,079,354
COST OF REVENUES	5,793,920	3,516,802
GROSS PROFIT	5,159,891	2,562,552
OPERATING EXPENSES
General and Administrative Expenses	625,971	366,712
TOTAL OPERATING EXPENSES	625,971	366,712
INCOME FROM OPERATIONS	4,533,920	2,195,840
OTHER INCOME (EXPENSE)
Interest Income	2,283	7,754
Interest Expense	(2,081,035)	-
NET INCOME BEFORE INCOME TAXES	$2,455,168	$2,203,594
INCOME TAX EXPENSE	-	-
NET INCOME	$2,455,168	$2,203,594
Foreign currency translation, net of tax	507,532	440,123
COMPREHENSIVE INCOME	$2,962,700	$2,643,717

Earnings per Common Share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

Weighted Average Common Shares Outstanding:
Basic	30,076,288	30,003,280
Diluted	30,076,288	30,003,280

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	February 29, 2012	February 28, 2011

Cash Flows From Operating Activities:
Net income	$3,107,606	$4,939,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,653,333	551,276
Amortization	510,545	75,207
Accretion of interest payable – acquisition	3,042,982	-
Stock-based compensation	60,200	40,500
(Increases) Decreases in Assets:
Inventories	(54,485)	(13,156)
Prepayment and other current assets	4,713,772	1,780,621
Increases (Decreases) in Liabilities:
Accounts payable	116,489	62,163
Other payables	15,889	(856,581)
Refundable deposits	74,351	(718,380)
Prepaid school fees	(17,520,517)	(8,328,412)
Home purchase down payment	22,935	111,543
Accrued expenses and other current liabilities	379,741	(111,615)
Net Cash Provided By (Used In) Operating Activities	(3,877,159)	(2,467,764)

Cash Flows From Investing Activities:
Deposits - long term assets	-	(7,065,497)
Fixed asset additions	(530,023)	(291,150)
Receipts - related parties receivables	-	3,517,854
Net Cash Provided By (Used In) Investing Activities	(530,023)	(3,838,793)

Cash Flows From Financing Activities: Proceeds from related party loan	153,593	-
Payments made on acquisition - payable	(4,482,076)	-
Net Cash Provided By (Used In) Financing Activities	(4,328,483)	-

Effect of Exchange Rate Changes on Cash	138,622	292,123

Net Increase (Decrease) in Cash and Cash Equivalents	(8,597,043)	(6,014,434)

Cash and Cash Equivalents, Beginning of Period	15,090,521	10,888,988

Cash and Cash Equivalents, End of Period	$6,493,478	$4,874,554

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$773,091	$-
Cash paid for taxes	$-	$-

 The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

February 29, 2012 and February 28, 2011 (Unaudited)

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the six month and three month periods ended February 29, 2012 and February 28, 2011 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the Peoples Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

The Investment Company, a limited liability company established under the laws of the PRC, is an education company that owns and operates a K-12 private boarding school in Jinzhong City, Shanxi Province of the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded in 2002, which currently serves approximately 5,869 students from its location in Shanxi Province, PRC. The Rising School is now known by the Company as the “Shanxi South School.”

The acquisition of the Investment Company has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2011.

Prior to closing the Equity Transfer Agreement, the Company became involved in the operations of the Shanxi South School in the spring of 2011. With the consent of the Investment Company, the Company assisted in the operations, accounting and promotion of the school to attract more and better students for the 2011-2012 school year. Some of these responsibilities included collecting prepaid tuition, room & board and other school fees (“School Fees”) in advance of the school year, which combined with better operations, higher tuition rates and an increase in enrollment led to an increase in deferred revenue at the start of the 2011 – 2012 school year, which corresponds to the fiscal year from September 1, 2011 to August 31, 2012. The Company’s involvement at the Shanxi South School was under the direction of Investment Company management until it assumed control of the Investment Company on August 31, 2011, in accordance with the Equity Transfer Agreement.

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

(iii)  Sichuan Guang’an Experimental High School (the “Sichuan Guang’an School”) was established in 2002 by Shanxi Taiji.  It operates as a private K-12 boarding school on a 23 acre campus in Guang’an, Sichuan Province.  The Sichuan Guang'an School holds a four year provincial license to be renewed May 2015.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at August 31, 2011 as filed in the Company Form 10-K filed with the SEC on November 29, 2011.

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

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of February 29, 2012, the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at February 29, 2012.

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

 (b)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at February 29, 2012. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $6,491,216 and $15,088,156 at February 29, 2012 and August 31, 2011, respectively.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends. As of February 29, 2012 and August 31, 2011, the Company had $2,262 and $2,365, respectively, in deposits in a federally insured United States (“US”) bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

(c)  Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through February 29, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

(d)  Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji, Taiyuan Taiji and the Investment Company are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji, Taiyuan Taiji and the Investment Company did not pay any income taxes during the three months ended February 29, 2012 due to net losses experienced in the past reporting periods. The three entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji, Taiyuan Taiji and Investment Company have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at February 29, 2012, and 2011 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of February 29, 2012 and August 31, 2011 are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of February 29, 2012 and August 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of February 29, 2012 and August 31, 2011.

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

Below is a schedule of prepaid School Fees as of February 29, 2012 expected to be recognized into revenue over twelve-month periods for school years ended August 31 (corresponds to the school year – September 1 through August 31) and thereafter as follows:

Period Ended (School Year Ended August 31)	As of February 29
2012	$19,432,013
2013	1,646,468
Thereafter	1,235,445
Total	$22,313,926

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

Translation adjustments net of tax totaled $527,141 and $1,056,621, for the six months ended February 29, 2012 and February 28, 2011, respectively.  Translation adjustments net of tax totaled $507,532 and $440,123, for the three months ended February 29, 2012 and February 28, 2011, respectively.

As of February 29, 2012 and February 28, 2011, the exchange rate to the U.S. Dollar was RMB 6.3003 and RMB 6.5730, respectively. The average exchange rate for the six months ended February 29, 2012 and February 28, 2011 was RMB 6.3490 and RMB 6.6499, respectively. The average exchange rate for the three months ended February 29, 2012 and February 28, 2011 was RMB 6.3239 and RMB 6.6095, respectively.

The Company operates in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the USD and RMB.

 (g)  Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $3,634,747 and $5,995,691, for the six months ended February 29, 2012 and February 28, 2011, respectively. Total comprehensive income was $2,962,700 and $2,643,717, for the three months ended February 29, 2012 and February 28, 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased comprehensive income and equaled $2,965,583 and $2,438,442, as of February 29, 2012 and August 31, 2011, respectively.

(h)  Concentrations, Risks, and Uncertainties

All of the Company’s operations are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the US and PRC, and by the general state of the economy in the PRC. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the US. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. There can be no assurance that the Company will be able to successfully continue to provide the services offered and failure to do so would have a material adverse effect on the Company’s financial position, results of operations and cash flows.  Also, the success of the Company’s operations is subject to numerous contingencies, some of which are beyond management’s control.  These contingencies include general economic conditions, teacher salaries, competition, governmental and political conditions, and changes in regulations.  Because the Company is dependent on trade in the PRC, the Company is subject to various additional political, economic and other uncertainties.  Among other risks, the Company’s operations will be subject to risk of restrictions on transfer of funds, domestic and international customs, changing taxation policies, anti-inflationary measures, foreign exchange restrictions, and political and governmental regulations.

(i)  Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the six month and three month periods ended February 29, 2012 and February 28, 2011 were not significant.

(j)  Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the six month and three month periods ended February 29, 2012 and February 28, 2011, were not significant.

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

Basic and diluted earnings per share were $0.10 and $0.16 per share and $0.10 and $0.16 per share, respectively for the six months ended February 29, 2012 and February 28, 2011.

Basic and diluted earnings per share were $0.08 and $0.07 per share and $0.08 and $0.07 per share, respectively for the three months ended February 29, 2012 and February 28, 2011.

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

(m)  Reclassification

Certain reclassifications have been made to the consolidated financial statements as of August 31, 2011 and for the six month and three month periods ended February 28, 2011 in order to conform to the condensed consolidated financial statement presentation as of February 29, 2012. These reclassifications had no effect on net income as previously reported.

(n)  Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2011-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant..

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

	February 29, 2012	August 31, 2011
Course materials	$54,233	$-
Low consumable items	7,238	6,485
Low consumable tools	$61,471	$6,485
Less: Inventory provision*	(3,032)	(2,996)
Total	$58,439	$3,489

* The inventory provision is an inventory allowance for aged or obsolete inventory items.

NOTE 5 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	February 29, 2012	August 31, 2011
Cash – individual bank accounts	$3,841,291	$8,734,422
Advances to suppliers	454,423	737,741
Other prepaid	517,872	66,710
Other receivables	176,404	67,809
Total	$4,989,990	$9,606,682

Cash – individual bank accounts, is for funds advanced to employees for the purchase of school and boarding related materials for the day-to-day operations of the school.  Advances to suppliers are primarily advances, travel, and the other related expenses. The other prepaid and other receivables are primarily for certain operating requirements of the school.

NOTE 6 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	February 29, 2012	August 31, 2011
Cost of land use rights	$47,252,071	$46,694,725
Less: Accumulated amortization	(1,436,530)	(911,146)
Land use rights, net	$45,815,541	$45,783,579

Amortization expense for the six month and three month periods ended February 29, 2012 and February 28, 2011 was $510,545 and $75,207, and $256,274 and $37,823, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012	$523,954
2013	1,034,499
2014	1,034,499
2015	1,034,499
2016	1,034,499
Thereafter	41,153,591
Total	$45,815,541

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 29, 2012	August 31, 2011
Buildings	$81,225,402	$80,267,336
Transportation equipment	1,020,007	1,007,976
Furniture & education equipment	8,388,128	7,761,350
Kitchen equipment	944,872	933,728
Computer & software	843,953	833,999
Total cost	$92,422,362	$90,804,389

Less: Accumulated depreciation	(10,617,799)	(8,846,047)

Property and equipment, net	$81,804,563	$81,958,342

Depreciation expense for the six month and three month periods ended February 29, 2012 and February 28, 2011 was $1,653,333 and $551,276, and $790,282 and $277,133, respectively.

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

The estimated useful lives for each major category of fixed assets are as follows:

Description	Useful Lives
Buildings	40 years
Transportation Equipment	10 years
Kitchen Equipment	5 years
Furniture, Education Equipment, Computers	3 years

NOTE 8 – DUE FROM/TO RELATED PARTIES

 Due To Related Parties consisted of the following:

	February 29, 2012	August 31, 2011
Ren Zhiqing	$8,089,694	$7,842,522
Total	$8,089,694	$7,842,522

Ren Zhiqing is the president and a director of the Company, as well as the majority controlling shareholder of the Company.  The amounts due to Ren Zhiqing as of February 29, 2012 and August 31, 2011 represent loans to the Company, which are unsecured, interest-free and payable to Ren Zhiqing. The amount due to Ren Zhiqing as of February 29, 2012 represents a loan to the Company primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

NOTE 9 - OTHER PAYABLE

Other payables included traveling and the related expenses incurred by employees on behalf of the Company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

NOTE 10 – REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the six and three month periods ended February 29, 2012 and February 28, 2011, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of February 29, 2012 and August 31, 2011, refundable deposits were $880,276 and $795,848, respectively.

NOTE 11 – PREPAID SCHOOL FEES

School fees are fully prepaid in advance of the school year, which typically runs from September 1 through August 31.  Revenues from school fees are recognized pro-rata (on a straight-line basis) over the twelve month period beginning on September 1.  As a result the Company has recorded prepaid school fees as a current liability until the revenue is recognized over the course of the school year.  In past years, the number of students to withdraw during the school year was minimal.

Below is a schedule of prepaid School Fees as of February 29, 2012 expected to be recognized into revenue over twelve-month periods for school years ended August 31 (corresponds to the school year – September 1 through August 31) and thereafter as follows:

Period Ended (School Year Ended August 31)	As of February 29
2012	$19,432,013
2013	1,646,468
Thereafter	1,235,445
Total	$22,313,926

NOTE 12 – HOME PURCHASE DOWN PAYMENT

According to the Company’s Employee Welfare Policy, the Company may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the Company and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the six month and three month periods ended February 29, 2012 and February 28, 2011. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposits at the time of receipt. The Company recognizes profit when the sale is consummated.

The Company records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the six month and three month periods ended February 29, 2012 and February 28, 2011, and as such the Company recognized no income from selling apartments. As of February 29, 2012 and August 31, 2011, home deposits were $912,268 and $878,668, respectively.

NOTE 13 – SHORT-TERM BANK LOAN

The Company’s subsidiary Shanxi Taiji borrowed RMB 100,000,000 (approximately $15,872,260) from a Shanxi Province based bank finance company under a one-year term from August 16, 2011 due August 15, 2012 at a 14.0% interest rate, interest-only payable quarterly.

NOTE 14 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	February 29, 2012	August 31, 2011
Accrued payroll	$359,910	$624,351
Individual tax withholding	6,724	6,184
Other accrued expenses	994,455	277,733
Total	$1,361,089	$908,268

NOTE 15 – EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

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

During the six months ended February 29, 2012 and February 28, 2011, the Company contributed $241,714 and $140,798 in pension contributions, respectively.

NOTE 16 – STOCK BASED COMPENSATION

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

During the three months ended February 29, 2012, the Chief Financial Officer earned and was vested in 20,690 shares of restricted common stock as part of his consulting agreement.  As of February 29, 2012, the Company has accrued 49,881 shares of restricted common stock to be issued to its Chief Financial Officer.

In January 2011, the Company entered consulting agreements with its three independent directors.  The agreements are for a twelve month term.  Under the terms of the agreements, each director is to be compensated $9,000 annually in cash compensation and $9,000 annually in stock compensation in restricted common shares to be awarded semi-annually.

During the three months ended February 29, 2012, the three independent directors collectively earned and were vested in 7,759 shares of restricted common stock as part of their consulting agreements.  As of February 29, 2012, the Company has accrued 16,623 shares of restricted common stock to be issued to its three independent directors.

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

During the three months ended February 29, 2012, the financial controller earned and was vested in 5,000 shares of restricted common stock as part of her consulting agreement.  As of February 29, 2012, the Company has accrued 28,333 shares of restricted common stock to be issued to its financial controller.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 17 – TAXES

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

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of February 29, 2012 and August 31, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company’s estimated income tax savings for the six months ended February 29, 2012 and February 28, 2011 are summarized as follows:

	For the six months ended
	February 29, 2012	February 28, 2011
Tax savings	$776,902	$1,234,768

Had the Company’s tax exemption not been in the place for the six months ended February 29, 2012 and February 28, 2011, the Company estimates the following pro-forma financial statement impact:

	For the six months ended
	February 29, 2012	February 28, 2011
Net income before tax provision, as reported	$3,107,606	$4,939,070
Less tax provision exempted	(776,902)	(1,234,768)
Pro-forma net income	$2,330,704	$3,704,302

The Company’s estimated income tax savings for the three months ended February 29, 2012 and February 28, 2011 are summarized as follows:

	For the three months ended
	February 29, 2012	February 28, 2011
Tax savings	$613,792	$550,899

Had the Company’s tax exemption not been in the place for the three months ended February 29, 2012 and February 28, 2011, the Company estimates the following pro-forma financial statement impact:

	For the three months ended
	February 29, 2012	February 28, 2011
Net income before tax provision, as reported	$2,455,168	$2,203,594
Less tax provision exempted	(613,792)	(550,899)
Pro-forma net income	$1,841,376	$1,652,695

The Company’s operating subsidiaries are tax exempt, since primary and secondary education is not subject to income tax in the PRC provinces in which it currently operates.  As such, the Company and its subsidiaries have no deferred tax asset or liability.  The Company does not anticipate any change in the current PRC regulations regarding the tax exemption for its education sector.

NOTE 18 – EARNING PER SHARE

FASB ASC Topic 260, “Earnings Per Share,” requires a reconciliation of the numerator and denominator of the basic earnings per share (EPS) computations.

The Company only has common stock and no convertible instruments outstanding at February 29, 2012:

1.	30,014,528 common shares issued and outstanding.
2.	94,836 common shares to be issued for earned stock based compensation per agreements.
3.	30,109,364 total common shares outstanding for the calculation of the weighted average common shares.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three month or six month periods ended February 29, 2012 and February 28, 2011. If the Company had dilutive securities it would have computed dilution by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table sets forth the computation of basic and diluted net income per share:

	For the six months ended
	February 29, 2012	February 28, 2011
Net income	$3,107,606	$4,939,070
Basic weighted average outstanding shares of common stock	30,072,464	30,001,642
Diluted weighted average common stock and stock equivalents	30,072,464	30,001,642
Earnings per share:
Basic	$0.10	$0.16
Diluted	$0.10	$0.16

	For the three months ended February 29,
	2012	2011
Net income	$2,455,168	$2,203,594
Basic weighted average outstanding shares of common stock	30,076,288	30,003,280
Diluted weighted average common stock and stock equivalents	30,076,288	30,003,280
Earnings per share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

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

The Investment Company is an education company that owns and operates a K-12 private boarding school in the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded 2002, which currently serves approximately 5,869 students from its location in Shanxi Province, PRC. The Rising School is now known by the Company as the “Shanxi South School.”

During the six month and three month periods ended February 29, 2012, the Company recorded $3,042,982 and $1,527,458, respectively, toward the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on payment plan to the seller.  The net present value of the payments is discounted at the Company’s current financing interest rate of 14%.

 Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisitions of the Investment Company, as described above, were as follows for the six month and three month periods ended February 28, 2011 as if the business combination had occurred at the beginning of each period presented.

For the six months ended February 28, 2011*
(in thousands)	(Unaudited)
Sales	$16,308
Net Income	$6,336
Earnings per share, basic and diluted	$0.21

For the three months ended February 28, 2011*
(in thousands)	(Unaudited)
Sales	$8,154
Net income	$3,168
Earnings per share, basic and diluted	$0.11

*The pro forma data is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained if the combination had been effectuated at the beginning of each period presented, or of those results which may be obtained in the future. The pro forma data for the six month and three month periods ended February 28, 2011 does not account for the additional interest charges associated with the acquisition of the third school.

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from February 29, 2012 and has concluded no events need to be reported during this period.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this document. The following discussion contains forward-looking statements.  The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those statements concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including, among others: (a) those risks and uncertainties related to general economic conditions in the PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or any other circumstances after the date of such statement unless required by law. For additional information regarding these risks and uncertainties, see “Risk Factors” in our filings with the SEC. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this document have been prepared as if our current corporate structure had been in place throughout the relevant periods.

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

Highlights and Executive Summary

China Bilingual Technology & Education Group Inc.  (the “Company”, “we”, “us” or “our”) is an education company that owns and operates high-quality K-12 private boarding schools in the People’s Republic of China (the “PRC”). The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels with approximately 13,881 students and 1,876 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance exam scores and national college entrance rates. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

The Company was incorporated in the State of Nevada on March 31, 2009 under the name Designer Export, Inc.  On June 30, 2010, the Company changed its name to China Bilingual Technology & Education Group Inc.

Results of Operations

For the Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

Revenues

For the three months ended February 29, 2012, we had total revenues of $10,953,811, an increase of $4,874,457 or 80.2% as compared to total revenues of $6,079,354 for the three months ended February 28, 2011. The revenue growth was primarily attributable to the acquisition of our third school campus – the Shanxi South School, which led to an increase in enrollment of 4,681 students at February 29, 2012 for the current 2011- 2012 school year from approximately 9,200 students to 13,881 students. During the three months ended February 29, 2012, our enrollment increased 661 students since the prior fiscal quarter ended November 30, 2011 primarily due to continued efforts to promote our third school campus. We also increased our average full-fare tuition by $226 or 7.2% to $3,352 per student for the 2011 – 2012 school year from $3,126 per student for the 2010 – 2011 school year. The Company recognizes prepaid school fees (including tuition, room & board and other school fees, herein after "School Fees") evenly over the twelve month period corresponding to the school year, which typically runs from September 1 to August 31.

Cost of Revenue

For the three months ended February 29, 2012, our cost of revenue was $5,793,920 (52.9% of revenues), as compared to cost of revenue of $3,516,802 (57.8% of revenues) for the three months ended February 28, 2011, representing an increase of $2,277,118 or 64.8%. The increase in cost of revenue was primarily the result of increase in costs in connection with the acquisition of our third campus and the increase in enrollment of 4,681 students. Teacher and staff salaries increased $703,391 or 40.8% to $2,424,886 for the three months ended February 29, 2012 from $1,721,495 for the three months ended February 28, 2011.  Depreciation and amortization expense allocated to cost of revenue increased $578,427 or 193.1% to $877,921 for the three months ended February 29, 2012 from $299,494 for the same period in 2010.  As a percentage of revenues, the cost of revenue for the three months ended February 29, 2012 decreased to 52.9% from 60.9% for the six months ended February 29, 2012 as the Company enrolled more students to better absorb costs in connection with the third school acquisition and did not have as much one-time costs as the start of the school year as in the first fiscal quarter ended November 30, 2011.

With the addition of our third campus, we have allocated students in our middle school from our Shanxi North School to our new Shanxi South School. The current capacity at our three school campuses is set forth below:

School Campus	Enrollment	Capacity	% Current Capacity
Shanxi North School	5,062 students	6,000 students	84.4%
Shanxi South School	5,869 students	10,000 students	58.7%
Sichuan Guang’an School	2,950 students	4,000 students	73.8%
TOTAL	13,881 students	20,000 students	69.4%

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

General and Administrative Expenses

General and administrative expenses increased $259,259 or 70.7% to $625,971 for the three months ended February 29, 2012 from $366,712 for the same period of 2011.  The increase in general and administrative expenses was primarily attributable to additional administrative overhead associated with the new school, as well as the increase in costs of operating as a public company, including legal, accounting and investor relations fees.

Interest Expense

Interest expense increased to $2,081,035 for the three months ended February 29, 2012 from $0 for the same period of 2011.  The increase in interest was a result of the financing for the acquisition of our third school, comprising $553,577 in interest on a bank loan of RMB 100,000,000 (approximately $15,872,260) obtained by the Company in August 2011 and $1,527,458 in interest for the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on the payment plan to the seller.  The net present value of the imputed payments is discounted at the Company’s current financing interest rate of 14%.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased $3,032,296 or 119.0% to $5,580,476 for the three months ended February 29, 2012 from $2,548,180 for the same period of 2011.  The increase was primarily attributable to the increase in revenues as a result of the increase in total enrollment of 4,681 students for the three months ended February 29, 2012 over the same period of 2011.  For the three months ended February 29, 2012, total enrollment increased 661 students from the first fiscal quarter ended November 30, 2011.  During the quarter ended February 29, 2012, the additional enrollment allowed the schools to better absorb fixed overhead costs and this second fiscal quarter of 2012 does not have as much one-time costs as the start of the school year as in the first fiscal quarter ended November 30, 2011.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $2,455,168 for the three months ended February 29, 2012, as compared to $2,203,594 for the three months ended February 28, 2011. The increase of $251,574 or 11.4% between the periods resulted primarily from the increase in enrollment and our effective control of costs and expenses for the three months ended February 29, 2012. Interest, depreciation and amortization, primarily associated with the acqusition of the third facility, was $3,127,591.

Basic and diluted earnings per share increased to $0.08 per share for the three months ended February 29, 2012 from $0.07 per share for the three months ended February 28, 2011 due to the increase in net income.

Comprehensive Income

The functional currency of the Company is Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $507,532 during the three months ended February 29, 2012, an increase of $67,409 or 15.3% as compared to a gain of $440,123 during the three months ended February 28, 2011. Our comprehensive income was $2,962,700 for the three months ended February 29, 2012, an increase of $318,983 or 12.1% as compared to $2,643,717 for the three months ended February 28, 2011.

For the Six Months Ended February 29, 2012 Compared to the Six Months Ended February 28, 2011

Revenues

For the six months ended February 29, 2012, we had total revenues of $21,379,797, an increase of $9,309,094 or 77.1% as compared to total revenues of $12,070,703 for the six months ended February 28, 2011. The revenue growth was primarily attributable to the acquisition of our third school campus – the Shanxi South School, which led to an increase in enrollment of 4,681 students for the current 2011- 2012 school year from approximately 9,200 students to 13,881 students. We also increased our average full-fare tuition by $226 or 7.2% to $3,352 per student for the 2011 – 2012 school year from $3,126 per student for the 2010 – 2011 school year.

Cost of Revenue

For the six months ended February 29, 2012, our cost of revenue was $13,026,950 (60.9% of revenues), as compared to cost of revenue of $6,450,399 (53.4% of revenues) for the six months ended February 28, 2011, representing an increase of $6,576,551 or 102.0%. The increase in cost of revenue was primarily the result of an increase in costs in connection with the acquisition of our third campus and the increase in enrollment of 4,681 students. Teacher and staff salaries increased $3,426,978 or 171.0% to $5,431,398 for the six months ended February 29, 2012 from $2,004,420 for the six months ended February 28, 2011.  Depreciation and amortization expense allocated to cost of revenue increased $1,201,235 or 224.0% to $1,736,843 for the six months ended February 29, 2012 from $535,605 for the same period in 2011.

General and Administrative Expenses

General and administrative expenses increased $429,865 or 61.4% to $1,130,493 for the six months ended February 29, 2012 from $700,628 for the same period of 2011.  The increase in general and administrative expenses was primarily attributable to additional administrative overhead associated with the new school, as well as increase in the costs of operating as a public company, including legal, accounting and investor relations fees.

Interest Expense

Interest expense increased to $4,145,647 for the six months ended February 29, 2012 from $0 for the same period of 2011.  The increase in interest expense was a result of the financing for the acqusition of our third school, comprising $1,102,545 in interest on a bank loan of RMB 100,000,000 (approximately $15,872,260) obtained by the Company in August 2011 and $3,042,982 on the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on the payment plan to the seller.  The net present value of the imputed payments is discounted at the Company’s current financing interest rate of 14%.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased $3,750,073 or 67.6% to $9,296,232 for the six months ended February 29, 2012 from $5,546,159 for the same period of 2011.  The increase was primarily attributable to the increase in revenues as a result of the increase in total enrollment of 4,681 students for the six months ended February 29, 2012.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $3,107,606 for the six months ended February 29, 2012, as compared to $4,939,070 for the six months ended February 28, 2011. The decrease of $1,831,464 or 37.1% between the periods resulted primarily from the increase in interest expense, depreciation and amortization associated with the acquisition of our third school. Interest, depreciation and amortization, primarily associated with the acqusition of the third facility, was $6,278,626.

Basic and diluted earnings per share (“EPS”) decreased to $0.10 per share for the six months ended February 29, 2012 from $0.16 per share for the six months ended February 28, 2011 due to the decrease in net income.

Comprehensive Income

The functional currency of the Company is Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $527,141 during the six months ended February 29, 2012, a decrease of $529,480 or 50.1% as compared to a gain of $1,056,621 during the six months ended February 28, 2011. Our comprehensive income was $3,634,747 for the six months ended February 29, 2012, a decrease of $2,360,944 or 39.4% as compared to $5,995,691 for the six months ended February 28, 2011.

Liquidity and Capital Resources

As of February 29, 2012, our cash and cash equivalents were $6,493,478.  Our principal source of cash is prepaid School Fees from students who attend our schools. The Company collects full tuition in advance of the school year and therefore has no accounts receivable.  We also use our prepayment and other current assets balance of $4,989,990 to finance school related activities as advances or prepayment for the purchase of school and boarding related materials for the day-to-day operations of the schools.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations and any prepaid tuition obligations. Our bank loan has a one year term, typical of loans in the PRC, but may be renewed based on the credit worthiness of the Company.  The Company also has $8,089,694 in related party debt from its Chairman, which is non-interest bearing and may be renewed beyond the current term.  The Company’s short-term payable – acquisition installment payment of $18,409,929 for the acquisition of the Shanxi South Campus is due on August 31, 2012.  The Company anticipates that it will have collected substantially all of its prepaid tuition for the 2012 – 2013 school year at that time and based on its profit margin will be able to use a substantial portion of those proceeds to retire this debt.  The Company is also considering alternative longer-term outside financing of debt or equity based on the asset strength of its balance sheet.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash used in operating activities increased $1,409,395 or 57.1% to $3,877,159 for the six months ended February 29, 2012 compared to $2,467,764 used in operating activities for the six months ended February 28, 2011. The increase was primarily attributable to the decrease in prepaid school fees from the recognition of revenues during the six months ended February 29, 2012, since school fees are fully collected at the beginning of the school year and recognized over 12 months.  The increase in cash used in operating activities is derived from the earnings from the additional students from the newly acquired school, offset by the increased financing and operating costs, as well as increased depreciation and amortization from the assets acquired.

Cash Flows from Investing Activities

Cash used in investing activities decreased $3,308,770 or 86.2% to $530,023 for the six months ended February 29, 2012 as compared to $3,838,793 used in the six months ended February 28, 2011. The decrease in cash used in investing activities resulted primarily from the decrease in the deposit associated with the acquisition of the Shanxi South Campus.

Cash Flow from Financing Activities

Cash used in financing activities increased $4,328,483 for the six months ended February 29, 2012 as compared to $0 used in the six months ended February 28, 2011. The increase in cash used in financing activities resulted from the repayment of loans associated with the acquisition of the Shanxi South School.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended February 29,
	2012	2011

Cash at beginning of period	$15,090,521	$10,888,988
Net cash used in operating activities	(3,877,159)	(2,467,764)
Net cash used in investing activities	(530,023)	(3,838,793)
Net cash used in financing activities	(4,328,483)	-
Effect of exchange rate changes on cash	138,622	292,123
Cash at end of period	$6,493,478	$4,874,554

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

Significant accounting policies are discussed in Note 3, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. The Company believes the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain.

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through February 29, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

As of February 29, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiqing, and Chief Financial Officer, Michael Toups, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended February 29, 2012, we have taken additional measures to strengthen our financial controls, which have included hiring additional accounting staff with greater expertise and allocating financial and human resources to strengthen our internal control structure.  We also plan to contract with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls.  The Company has internally begun the processes toward SOX compliance, including mapping, testing, analysis and assessment.  The Company has hired an internal person to work directly with the external consultants regarding internal controls.  This person’s experience included eight years of audit and business advisory work with a “Big 4” accounting firm, as well as an affiliate of an international accounting and consulting firm.  With the addition of the Shanxi South School, the Company will also be hiring additional accounting and administrative support personnel to work with our accounting staff on our month-end, quarter-end and year-end closings and procedures.  We are in the process of bringing all three schools onto the same accounting platform and procedures.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: April 16, 2012	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial and Accounting Officer)