Form 10-Q
period 2012-05-31
China Bilingual Technology & Education Group Inc.
filed 2012-07-16
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012
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

As of July 16, 2012, the issuer had 30,069,629 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	May 31, 2012	August 31, 2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,012,557	$15,090,521
Inventory	71,574	3,489
Prepayment and other current assets	2,982,030	9,606,682
Total Current Assets	12,066,161	24,700,692

LONG-TERM ASSETS:
Property, plant and equipment, net	80,246,741	81,958,342
Land use rights, net	45,266,573	45,783,579
Deposit paid for long-term assets	-	18,778

Total Long-Term Assets	125,513,314	127,760,699

TOTAL ASSETS	$137,579,475	$152,461,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$99,974	$48,824
Short-term payable-acquisition	18,721,361	21,177,319
Due to related parties	8,139,302	7,842,522
Other payables	514,545	333,202
Refundable deposits	545,664	795,848
Prepaid school fees	18,782,157	39,498,972
Home purchase down payment	930,366	878,668
Short-term bank loan	15,770,632	15,685,044
Accrued expenses and other current liabilities	934,231	908,268

Total Current Liabilities	64,438,232	87,168,667

Long-term payable-acquisition	25,171,348	22,656,106

TOTAL LIABILITIES	$89,609,580	$109,824,773

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,014,528 issued and outstanding as of May 31, 2012 and August 31, 2011	30,015	30,015
Additional paid-in capital	67,421	67,421
Retained earnings	45,211,581	40,100,740
Accumulated other comprehensive income	2,660,878	2,438,442

TOTAL STOCKHOLDERS’ EQUITY	47,969,895	42,636,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,579,475	$152,461,391

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

  China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	For The Nine Months Ended
	May 31, 2012	May 31, 2011

REVENUES	$31,533,148	$18,284,643
COST OF REVENUES	18,574,019	9,410,816
GROSS PROFIT	12,959,129	8,873,827
OPERATING EXPENSES
General and Administrative Expenses	1,658,566	1,227,436
TOTAL OPERATING EXPENSES	1,658,566	1,227,436
INCOME FROM OPERATIONS	11,300,563	7,646,391
OTHER INCOME (EXPENSE)
Interest Income	39,166	25,703
Interest Expense	(6,228,888)	-
NET INCOME BEFORE INCOME TAXES	$5,110,841	$7,672,094
INCOME TAX EXPENSE	-	-
NET INCOME	$5,110,841	$7,672,094
Foreign currency translation, net of tax	222,436	1,535,189
COMPREHENSIVE INCOME	$5,333,277	$9,207,283

Earnings per Common Share:
Basic	$0.17	$0.26
Diluted	$0.17	$0.26

Weighted Average Common Shares Outstanding:
Basic	30,079,330	30,004,503
Diluted	30,079,330	30,004,503

The accompanying notes to consolidated financial statements are an integral part of these statements.

 China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	For the Three Months Ended
	May 31, 2012	May 31, 2011

REVENUES	$10,153,351	$6,213,940
COST OF REVENUES	5,547,069	2,960,417
GROSS PROFIT	4,606,282	3,253,523
OPERATING EXPENSES
General and Administrative Expenses	528,073	526,808
TOTAL OPERATING EXPENSES	528,073	526,808
INCOME FROM OPERATIONS	4,078,209	2,726,715
OTHER INCOME (EXPENSE)
Interest Income	8,267	6,309
Interest Expense	(2,083,241)	-
NET INCOME BEFORE INCOME TAXES	$2,003,235	$2,733,024
INCOME TAX EXPENSE	-	-
NET INCOME	$2,003,235	$2,733,024
Foreign currency translation, net of tax	(304,705)	478,568
COMPREHENSIVE INCOME	$1,698,530	$3,211,592

Earnings per Common Share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

Weighted Average Common Shares Outstanding:
Basic	30,109,677	30,010,114
Diluted	30,109,677	30,010,114

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	May 31, 2012	May 31, 2011

Cash Flows From Operating Activities:
Net income	$5,110,841	$7,672,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,442,943	835,892
Amortization	767,122	113,512
Accretion of interest payable – acquisition	4,572,250	-
Stock-based compensation	79,861	99,000
(Increases) Decreases in Assets:
Inventories	(68,093)	1,825
Prepayment and other current assets	6,698,595	674,894
Increases (Decreases) in Liabilities:
Accounts payable	50,903	(17,636)
Other payables	179,595	(485,742)
Refundable deposits	(254,627)	(722,847)
Prepaid school fees	(20,940,603)	(12,701,222)
Home purchase down payment	46,922	121,245
Accrued expenses and other current liabilities	(58,462)	(91,724)
Net Cash Provided By (Used In) Operating Activities	(1,372,753)	(4,500,709)

Cash Flows From Investing Activities:
Deposits - long term assets	-	(7,865,907)
Fixed asset additions	(283,275)	(315,935)
Receipts - related parties receivables	-	3,539,714
Net Cash Provided By (Used In) Investing Activities	(283,275)	(4,642,128)

Cash Flows From Financing Activities: Proceeds from related party loan	253,999	-
Payments made on acquisition - payable	(4,750,346)	-
Net Cash Provided By (Used In) Financing Activities	(4,496,347)	-

Effect of Exchange Rate Changes on Cash	74,411	340,667

Net Increase (Decrease) in Cash and Cash Equivalents	(6,077,964)	(8,802,170)

Cash and Cash Equivalents, Beginning of Period	15,090,521	10,888,988

Cash and Cash Equivalents, End of Period	$9,012,557	$2,086,818

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,325,256	$-
Cash paid for taxes	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

May 31, 2012 and May 31, 2011 (Unaudited)

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the nine-month and three-month periods ended May 31, 2012 and May 31, 2011 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the Peoples Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

On August 31, 2011, the Company entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 616,023,000 (approximately $96,623,480), of which RMB 336,563,000 (approximately $52,790,055) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows:

1)	RMB 153,437,000 (or RMB 135, 016,000, approximately $21,177,399, net of discount) to be paid by August 31, 2012,

2)	RMB 100,000,000 (or RMB 76, 947, 000, approximately $12, 069,171, net of discount) by August 31, 2013, and

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

For the purpose of preparing the consolidated financial statements, the total purchase price is allocated to the Company’s net tangible assets acquired and liabilities assumed as of August 31, 2011.  The adjustments record the purchase price allocation entries as of August 31, 2011, including allocation of fair values of the associated tangible assets, intangible assets and acquired liabilities, to eliminate the Company's historical equity balances and to record the estimated use of cash to fund the cash portion of the acquisition.  The adjustments also include certain decreases in intercompany balances eliminated in consolidation.  Accordingly, the fair value of assets acquired and liabilities assumed may be materially impacted by the results of the Company’s on-going operations after the date of the Equity Transfer Agreement.

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

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of May 31, 2012, the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a nonrecurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at May 31, 2012.

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

 (b)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at May 31, 2012. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $9,010,350 and $15,088,156 at May 31, 2012 and August 31, 2011, respectively.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends. As of May 31, 2012 and August 31, 2011, the Company had $2,207 and $2,365, respectively, in deposits in a federally insured United States (“US”) bank.  The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash in bank accounts.

(c)  Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through May 31, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

(d)  Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji, Taiyuan Taiji and the Investment Company are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji, Taiyuan Taiji and the Investment Company did not pay any income taxes during the three months ended May 31, 2012 due to net losses experienced in the past reporting periods. The three entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji, Taiyuan Taiji and Investment Company have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at May 31, 2012, and 2011 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of May 31, 2012 and August 31, 2011 are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of May 31, 2012 and August 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of May 31, 2012 and August 31, 2011.

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

Below is a schedule of prepaid School Fees as of May 31, 2012 expected to be recognized into revenue over twelve-month periods for school years ended August 31 (corresponds to the school year – September 1 through August 31) and thereafter as follows:

Period Ended (School Year Ended August 31)	As of May 31
2012	$9,226,677
2013	8,323,341
Thereafter	1,232,139
Total	$18,782,157

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

Translation adjustments net of tax totaled $222,436 and $1,535,189, for the nine months ended May 31, 2012 and May 31, 2011, respectively.  Translation adjustments net of tax totaled $ (304,705) and $478,568, for the three months ended May 31, 2012 and May 31, 2011, respectively.

As of May 31, 2012 and May 31, 2011, the exchange rate to the U.S. Dollar was RMB 6.3409 and RMB 6.4865, respectively. The average exchange rate for the nine months ended May 31, 2012 and May 31, 2011 was RMB 6.3384 and RMB 6.6096, respectively. The average exchange rate for the three months ended May 31, 2012 and May 31, 2011 was RMB 6.3172 and RMB 6.5303, respectively.

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

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $5,333,277 and $9,207,283, for the nine months ended May 31, 2012 and May 31, 2011, respectively. Total comprehensive income was $1,698,530 and $3,211,592, for the three months ended May 31, 2012 and May 31, 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased comprehensive income and equaled $2,660,878 and $2,438,442, as of May 31, 2012 and August 31, 2011, respectively.

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

(i)  Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the nine-month and three-month periods ended May 31, 2012 and May 31, 2011 were not significant.

(j)  Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the nine-month and three-month periods ended May 31, 2012 and May 31, 2011, were not significant.

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

Basic and diluted earnings per share were $0.17 and $0.26 per share and $0.17 and $0.26 per share, respectively for the nine months ended May 31, 2012 and May 31, 2011.

Basic and diluted earnings per share were $0.07 and $0.09 per share and $0.07 and $0.09 per share, respectively for the three months ended May 31, 2012 and May 31, 2011.

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

(m)  Reclassification

Certain reclassifications have been made to the consolidated financial statements as of August 31, 2011 and for the nine- month and three-month periods ended May 31, 2011 in order to conform to the condensed consolidated financial statement presentation as of May 31, 2012. These reclassifications had no effect on net income as previously reported.

(n)  Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2011-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

	May 31, 2012	August 31, 2011
Course materials	$66,088	$-
Low consumable items	8,262	6,485
Low consumable tools	$74,350	$6,485
Less: Inventory provision*	(2,776)	(2,996)
Total	$71,574	$3,489

* The inventory provision is an inventory allowance for aged or obsolete inventory items.

NOTE 5 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	May 31, 2012	August 31, 2011
Cash – individual bank accounts	$2,189,373	$8,734,422
Advances to suppliers	489,319	737,741
Other prepaid	59,928	66,710
Other receivables	243,410	67,809
Total	$2,982,030	$9,606,682

Cash – individual bank accounts, is for funds advanced to employees for the purchase of school and boarding related materials for the day-to-day operations of the school.  Advances to suppliers are primarily advances, travel, and the other related expenses. The other prepaid and other receivables are primarily for certain operating requirements of the school.

NOTE 6 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	May 31, 2012	August 31, 2011
Cost of land use rights	$46,949,511	$46,694,725
Less: Accumulated amortization	(1,682,938)	(911,146)
Land use rights, net	$45,226,573	$45,783,579

Amortization expense for the nine-month and three-month periods ended May 31, 2012 and May 31, 2011 was $767,122 and $113,512, and $256,566 and $38,297, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012	$256,566
2013	1,026,264
2014	1,026,264
2015	1,026,264
2016	1,026,264
Thereafter	40,864,951
Total	$45,226,573

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2012	August 31, 2011
Buildings	$80,705,326	$80,267,336
Transportation equipment	1,013,476	1,007,976
Furniture & education equipment	8,086,865	7,761,350
Kitchen equipment	938,822	933,728
Computer & software	838,549	833,999
Total cost	$91,583,038	$90,804,389

Less: Accumulated depreciation	(11,336,297)	(8,846,047)

Property and equipment, net	$80,246,741	$81,958,342

Depreciation expense for the nine-month and three-month periods ended May 31, 2012 and May 31, 2011 was $2,442,943 and $835,892, and $897,476 and $284,603, respectively.

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

The estimated useful lives for each major category of fixed assets are as follows:

Description	Useful Lives
Buildings	40 years
Transportation Equipment	10 years
Kitchen Equipment	5 years
Furniture, Education Equipment, Computers	3 years

NOTE 8 – DUE FROM/TO RELATED PARTIES

 Due To Related Parties consisted of the following:
	May 31, 2012	August 31, 2011
Ren Zhiqing	$8,139,302	$7,842,522
Total	$8,139,302	$7,842,522

Ren Zhiqing is the president and a director of the Company, as well as the majority controlling shareholder of the Company.  The amounts due to Ren Zhiqing as of May 31, 2012 and August 31, 2011 represent loans to the Company, which are unsecured, interest-free and payable to Ren Zhiqing. The amount due to Ren Zhiqing as of May 31, 2012 represents a loan to the Company primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

NOTE 9 - OTHER PAYABLE

Other payables included traveling and the related expenses incurred by employees on behalf of the Company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

NOTE 10 – REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the nine and three month periods ended May 31, 2012 and May 31, 2011, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of May 31, 2012 and August 31, 2011, refundable deposits were $545,664 and $795,848, respectively.

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

Below is a schedule of prepaid School Fees as of May 31, 2012 expected to be recognized into revenue over twelve-month periods for school years ended August 31 (corresponds to the school year – September 1 through August 31) and thereafter as follows:

Period Ended (School Year Ended August 31)	As of May 31
2012	$9,226,677
2013	8,323,341
Thereafter	1,232,139
Total	$18,782,157

NOTE 12 – HOME PURCHASE DOWN PAYMENT

According to the Company’s Employee Welfare Policy, the Company may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the Company and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the nine month and three month periods ended May 31, 2012 and May 31, 2011. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposits at the time of receipt. The Company recognizes profit when the sale is consummated.

The Company records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the nine-month and three-month periods ended May 31, 2012 and May 31, 2011, and as such the Company recognized no income from selling apartments. As of May 31, 2012 and August 31, 2011, home deposits were $930,366 and $878,668, respectively.

NOTE 13 – SHORT-TERM BANK LOAN

The Company’s subsidiary Shanxi Taiji borrowed RMB 100,000,000 (approximately $15,770,632) from a Shanxi Province based bank finance company under a one-year term from August 16, 2011 due August 15, 2012 at a 14.0% interest rate, interest-only payable quarterly.

NOTE 14 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	May 31, 2012	August 31, 2011
Accrued payroll	$327,231	$624,351
Individual tax withholding	10,557	6,184
Other accrued expenses	596,443	277,733
Total	$934,231	$908,268

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

During the nine months ended May 31, 2012 and May 31, 2011, the Company contributed $270,497 and $151,239 in pension contributions, respectively.

NOTE 16 – STOCK BASED COMPENSATION

The Chief Financial Officer is entitled to receive $6,000 per month in cash compensation for his services, as well as a stock award of $6,000 per month in shares of the Company’s restricted common stock, which vest on a quarterly basis.  During the three months ended May 31, 2012, the Chief Financial Officer earned and was vested in 23,377 shares of restricted common stock as part of his consideration.  As of May 31, 2012, the Company has accrued 73,258 shares of restricted common stock to be issued to its Chief Financial Officer.

Two of the Company’s independent directors are entitled to each receive $9,000 annually in cash compensation for their services, as well as a stock award of $9,000 annually in shares of the Company’s restricted common stock, which vests on a quarterly basis.  During the three months ended May 31, 2012, the two independent directors collectively earned and were vested in 5,844 shares of restricted common stock as part of their consideration.  As of May 31, 2012, the Company has accrued 16,926 shares of restricted common stock to be issued to two of its independent directors.

The financial controller is entitled to receive RMB 20,000 (approximately USD $3,138) per month in cash compensation for her services, as well as a stock award of 5,000 shares of the Company’s restricted common stock, which vest on a quarterly basis.  During the three months ended May 31, 2012, the financial controller earned and was vested in 5,000 shares of restricted common stock as part of her consideration.  As of May 31, 2012, the Company has accrued 33,333 shares of restricted common stock to be issued to its financial controller.

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

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of May 31, 2012 and August 31, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company’s estimated income tax savings for the nine months ended May 31, 2012 and May 31, 2011 are summarized as follows:

	For The Nine Months Ended
	May 31, 2012	May 31, 2011
Tax savings	$1,277,710	$1,918,023

Had the Company’s tax exemption not been in the place for the nine months ended May 31, 2012 and May 31, 2011, the Company estimates the following pro-forma financial statement impact:

	For The Nine Months Ended
	May 31, 2012	May 31, 2011
Net income before tax provision, as reported	$5,110,841	$7,672,094
Less tax provision exempted	(1,277,710)	(1,918,023)
Pro-forma net income	$3,833,131	$5,754,071

The Company’s estimated income tax savings for the three months ended May 31, 2012 and May 31, 2011 are summarized as follows:
	For the Three Months Ended
	May 31, 2012	May 31, 2011
Tax savings	$500,809	$683,256

Had the Company’s tax exemption not been in the place for the three months ended May 31, 2012 and May 31, 2011, the Company estimates the following pro-forma financial statement impact:

	For the Three Months Ended
	May 31, 2012	May 31, 2011
Net income before tax provision, as reported	$2,003,235	$2,733,024
Less tax provision exempted	(500,809)	(683,256)
Pro-forma net income	$1,502,426	$2,049,768

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

The Company only has common stock and no convertible instruments outstanding at May 31, 2012:

1.	30,014,528 common shares issued and outstanding.
2.	123,517 common shares accrued and to be issued for earned stock based compensation.
3.	30,138,045 total common shares outstanding for the calculation of the weighted average common shares.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three month or nine month periods ended May 31, 2012 and May 31, 2011. If the Company had dilutive securities it would have computed dilution by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table sets forth the computation of basic and diluted net income per share:

	For The Nine Months Ended
	May 31, 2012	May 31, 2011
Net income	$5,110,841	$7,672,094
Basic weighted average outstanding shares of common stock	30,079,330	30,004,503
Diluted weighted average common stock and stock equivalents	30,079,330	30,004,503
Earnings per share:
Basic	$0.17	$0.26
Diluted	$0.17	$0.26

	For the Three Months Ended
	May 31, 2012	May 31, 2011
Net income	$2,003,235	$2,733,024
Basic weighted average outstanding shares of common stock	30,109,677	30,010,114
Diluted weighted average common stock and stock equivalents	30,109,677	30,010,114
Earnings per share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

 NOTE 19 – BUSINESS COMBINATION - EQUITY TRANSFER AGREEMENT

On August 31, 2011, the Company completed the acquisition of the equity interests in Shanxi Rising Education Investment Company, Limited (the “Investment Company”) from its equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806) under the terms of the Equity Transfer Agreement, (the “Acquisition”).  The Acquisition has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been discounted to its net present value and allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2011.  As of the balance sheet date, August 31, 2011, the exchange rate to the US Dollar was RMB 6.3755.

Description of Acquisition

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

During the nine-month and three-month periods ended May 31, 2012, the Company recorded $4,572,250 and $0, respectively, toward the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on payment plan to the seller.  The net present value of the payments is discounted at the Company’s current financing interest rate of 14%.

 Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisitions of the Investment Company, as described above, were as follows for the nine month and three month periods ended May 31, 2011 as if the business combination had occurred at the beginning of each period presented.
For The Nine Months Ended May 31, 2011*
(in thousands)	(Unaudited)
Sales	$24,462
Net Income	$9,504
Earnings per share, basic and diluted	$0.32

For the Three Months Ended May 31, 2011*
(in thousands)	(Unaudited)
Sales	$8,154
Net income	$3,168
Earnings per share, basic and diluted	$0.11

*The pro forma data is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained if the combination had been effectuated at the beginning of each period presented, or of those results which may be obtained in the future. The pro forma data for the nine month and three month periods ended May 31, 2011 does not account for the additional interest charges associated with the acquisition of the third school.

NOTE 20 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from May 31, 2012 and has concluded no events need to be reported during this period.

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

Results of Operations

For the Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Revenues

For the three months ended May 31, 2012, we had total revenues of $10,153,351, an increase of $3,939,411 or 63.4% as compared to total revenues of $6,213,940 for the three months ended May 31, 2011. The revenue growth was primarily attributable to the acquisition of our third school campus – the Shanxi South School, which led to an increase in enrollment of 4,681 students at May 31, 2012 for the current 2011- 2012 school year from approximately 9,200 students to 13,881 students. We also increased our average full-fare tuition by $226 or 7.2% to $3,352 per student for the 2011 – 2012 school year from $3,126 per student for the 2010 – 2011 school year. The Company recognizes prepaid school fees (including tuition, room & board and other school fees, herein after "School Fees") evenly over the twelve month period corresponding to the school year, which typically runs from September 1 to August 31.

Cost of Revenue

For the three months ended May 31, 2012, our cost of revenue was $5,547,069 (54.6% of revenues), as compared to cost of revenue of $2,960,417 (47.6% of revenues) for the three months ended May 31, 2011, representing an increase of $2,586,652 or 87.4%. The increase in cost of revenue was primarily the result of increase in costs in connection with the acquisition of our third campus and the increase in enrollment of 4,681 students. Teacher and staff salaries increased $1,621,159 or 51.6% to $3,139,751 for the three months ended May 31, 2012 from $1,518,592 for the three months ended May 31, 2011.  Depreciation and amortization expense allocated to cost of revenue increased $728,825 or 225.7% to $1,051,724 for the three months ended May 31, 2012 from $322,899 for the same period in 2011.  As a percentage of revenues, the cost of revenue for the three months ended May 31, 2012 decreased to 54.6% from 58.9% for the nine months ended May 31, 2012 as the Company enrolled more students to better absorb costs in connection with the third school acquisition and did not have as much one-time costs as the start of the school year as in the first fiscal quarter ended November 30, 2011.

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

General and Administrative Expenses

General and administrative expenses increased $1,265 or 0.2% to $528,073 for the three months ended May 31, 2012 from $526,808 for the same period of 2011.  The Company only experienced a slight increase in general and administrative expenses, as the administration absorbed the third school primarily through good cost control measures and personnel management to efficiently handle the additional administrative overhead associated with the new school.

Interest Expense

Interest expense increased to $2,083,241 for the three months ended May 31, 2012 from $0 for the same period of 2011.  The increase in interest was a result of the financing for the acquisition of our third school, comprising $554,043 in interest on a bank loan of RMB 100,000,000 (approximately $15,872,260) obtained by the Company in August 2011 and $1,529,198 on the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on the payment plan to the seller.  The net present value of the imputed payments is discounted at the Company’s current financing interest rate of 14%.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased $2,184,594 or 71.5% to $5,240,518 for the three months ended May 31, 2012 from $3,055,924 for the same period of 2011.  The increase was primarily attributable to the increase in revenues as a result of the increase in total enrollment of 4,681 students for the three months ended May 31, 2012 over the same period of 2011.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $2,003,235 for the three months ended May 31, 2012, as compared to $2,733,024 for the three months ended May 31, 2011. The decrease of $729,789 or 26.7% between the periods resulted primarily from the increase in interest, depreciation and amortization, primarily associated with the acquisition of the third facility, which totaled $3,237,283 for the three months ended May 31, 2012.

Basic and diluted earnings per share decreased $0.02 to $0.07 per share for the three months ended May 31, 2012 from $0.09 per share for the three months ended May 31, 2011 due to the decrease in net income.

Comprehensive Income

The functional currency of the Company is Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment loss of $304,705 during the three months ended May 31, 2012, a decrease of $783,273 or 163.7% as compared to a gain of $478,568 during the three months ended May 31, 2011. Our comprehensive income was $1,698,530 for the three months ended May 31, 2012, a decrease of $1,513,062 or 47.1% as compared to $3,211,592 for the three months ended May 31, 2011.

For the Nine Months Ended May 31, 2012 Compared to the Nine Months Ended May 31, 2011

Revenues

For the nine months ended May 31, 2012, we had total revenues of $31,533,148, an increase of $13,248,505 or 72.5% as compared to total revenues of $18,284,643 for the nine months ended May 31, 2011. The revenue growth was primarily attributable to the acquisition of our third school campus – the Shanxi South School, which led to an increase in enrollment of 4,681 students for the current 2011- 2012 school year from approximately 9,200 students to 13,881 students. We also increased our average full-fare tuition by $226 or 7.2% to $3,352 per student for the 2011 – 2012 school year from $3,126 per student for the 2010 – 2011 school year.

Cost of Revenue

For the nine months ended May 31, 2012, our cost of revenue was $18,574,019 (58.9% of revenues), as compared to cost of revenue of $9,410,816 (51.5% of revenues) for the nine months ended May 31, 2011, representing an increase of $9,163,203 or 97.4%. The increase in cost of revenue was primarily the result of an increase in costs in connection with the acquisition of our third campus and the increase in enrollment of 4,681 students. Teacher and staff salaries increased $5,048,137 or 143.3% to $8,571,149 for the nine months ended May 31, 2012 from $3,523,012 for the nine months ended May 31, 2011.  Depreciation and amortization expense allocated to cost of revenue increased $1,930,063 or 224.8% to $2,788,568 for the nine months ended May 31, 2012 from $858,504 for the same period in 2011.

General and Administrative Expenses

General and administrative expenses increased $431,130 or 35.1% to $1,658,566 for the nine months ended May 31, 2012 from $1,227,436 for the same period of 2011.  The increase in general and administrative expenses was primarily attributable to additional administrative overhead associated with the new school, as well as increase in the costs of operating as a public company, including legal, accounting and investor relations fees.

Interest Expense

Interest expense increased to $6,228,888 for the nine months ended May 31, 2012 from $0 for the same period of 2011.  The increase in interest expense was a result of the financing for the acquisition of our third school, comprising $1,656,638 in interest on a bank loan of RMB 100,000,000 (approximately $15,872,260) obtained by the Company in August 2011 and $4,572,250 on the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on the payment plan to the seller.  The net present value of the imputed payments is discounted at the Company’s current financing interest rate of 14%.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased $5,928,296 or 68.8% to $14,549,794 for the nine months ended May 31, 2012 from $8,621,498 for the same period of 2011.  The increase was primarily attributable to the increase in revenues as a result of the increase in total enrollment of 4,681 students for the nine months ended May 31, 2012.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $5,110,841 for the nine months ended May 31, 2012, as compared to $7,672,094 for the nine months ended May 31, 2011. The decrease of $2,561,253 or 33.4% between the periods resulted primarily from the increase in interest expense, depreciation and amortization associated with the acquisition of our third school. Interest, depreciation and amortization, primarily associated with the acqusition of the third school, was $9,438,953.

Basic and diluted earnings per share (“EPS”) decreased $0.09 to $0.17 per share for the nine months ended May 31, 2012 from $0.26 per share for the nine months ended May 31, 2011 due to the decrease in net income.

Comprehensive Income

The functional currency of the Company is Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $222,436 during the nine months ended May 31, 2012, a decrease of $1,312,753 or 85.5% as compared to a gain of $1,535,189 during the nine months ended May 31, 2011. Our comprehensive income was $5,333,277 for the nine months ended May 31, 2012, a decrease of $3,874,006 or 42.1% as compared to $9,207,283 for the nine months ended May 31, 2011.

Liquidity and Capital Resources

As of May 31, 2012, our cash and cash equivalents were $9,012,557.  Our principal source of cash is prepaid School Fees from students who attend our schools. The Company collects full tuition in advance of the school year and therefore has no accounts receivable.  We also use our prepayment and other current assets balance of $2,982,030 to finance school related activities as advances or prepayment for the purchase of school and boarding related materials for the day-to-day operations of the schools.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations and any prepaid tuition obligations. Our bank loan has a one year term, typical of loans in the PRC, but may be renewed based on the credit worthiness of the Company.  The Company also has $8,139,302 in related party debt from its Chairman, which is non-interest bearing and may be renewed beyond the current term.  The Company’s short-term payable – acquisition installment payment of $18,721,361 for the acquisition of the Shanxi South Campus is due on August 31, 2012.  The Company anticipates that it will have collected substantially all of its prepaid tuition for the 2012 – 2013 school year at that time and based on its profit margin will be able to use a substantial portion of those proceeds to retire this debt.  The Company is also considering alternative longer-term outside financing of debt or equity based on the asset strength of its balance sheet.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash used in operating activities decreased $3,127,956 or 69.5% to $1,372,753 for the nine months ended May 31, 2012 compared to $4,500,709 used in operating activities for the nine months ended May 31, 2011. The decrease was primarily attributable to the decrease in prepayments and operating advance and the addition of non-cash items, including depreciation, amortization and the accretion of the interest expense for the short-term and long-term acqusition notes associated with the acquisition of the new school.  The largest use of cash from operating activities was the increase in prepaid school fees from the collection of school fees for the next academic school year 2012-2013, which are paid in advance of the upcoming academic year beginning September 1, 2012.  The Company recognizes current academic year prepaid school fees evenly over the twelve-month academic year, which began September 1, 2011.

Cash Flows from Investing Activities

Cash used in investing activities decreased $4,358,853 or 93.9% to $283,275 for the nine months ended May 31, 2012 as compared to $4,642,128 used in the nine months ended May 31, 2011. The decrease in cash used in investing activities resulted primarily from the decrease in the deposit associated with the acquisition of the Shanxi South Campus.

Cash Flow from Financing Activities

Cash used in financing activities increased $4,496,347 for the nine months ended May 31, 2012 as compared to $0 used in the nine months ended May 31, 2011. The increase in cash used in financing activities resulted from the repayment of loans associated with the acquisition of the Shanxi South School.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:
	Nine Months Ended May 31,
	2012	2011

Cash at beginning of period	$15,090,521	$10,888,988
Net cash used in operating activities	(1,372,753)	(4,500,709)
Net cash used in investing activities	(283,275)	(4,642,128)
Net cash used in financing activities	(4,496,347)	-
Effect of exchange rate changes on cash	74,411	340,667
Cash at end of period	$9,012,557	$2,086,818

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through May 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

As of May 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiqing, and Chief Financial Officer, Michael Toups, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended May 31, 2012, we have taken additional measures to strengthen our financial controls, which have included hiring additional accounting staff with greater expertise and allocating financial and human resources to strengthen our internal control structure.  We also plan to contract with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls.  The Company has internally begun the processes toward SOX compliance, including mapping, testing, analysis and assessment.  The Company has hired an internal person to work directly with the external consultants regarding internal controls.  This person’s experience included eight years of audit and business advisory work with a “Big 4” accounting firm, as well as an affiliate of an international accounting and consulting firm.  With the addition of the Shanxi South School, the Company will also be hiring additional accounting and administrative support personnel to work with our accounting staff on our month-end, quarter-end and year-end closings and procedures.  We are in the process of bringing all three schools onto the same accounting platform and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2012, the Company issued 55,101 shares of its restricted common stock that had previously accrued for services to the Company, including 29,191 shares to its Chief Financial Officer, Michael Toups, 20,000 shares to its financial controller, Jiangyan Sun and 2,955 shares each to two of its independent directors, Dora Dong and Jun Zhang .

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
10.3
Consulting Agreement between China Bilingual Technology & Education Group Inc. and Michael Toups, dated September 16, 2011 (filed with 8-K filed on October 27, 2011 and incorporated herein by reference)

10.4
Equity Transfer Agreement, dated August 31, 2011, by and between the Company and all the equity holders of Shanxi Rising Education Investment Co., Ltd.(filed with Current Report on Form 8-K on September 9, 2011 and incorporated herein by reference)

10.5
Loan Agreement, dated August 16, 2011, by and between Shanxi Taiji and Shanxi Trust Co., Ltd. (Filed with the Company’s Annual Report on Form 10-K on November 29, 2011 and incorporated herein by reference.)

31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer**
32.2	Section 906 Certification of Principal Financial Officer**
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Labels Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: July 16, 2012	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2012	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial and Accounting Officer)