Form 10-K
period 2012-08-31
China Bilingual Technology & Education Group Inc.
filed 2012-11-29
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________

Commission file number 000-54321

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
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes☒No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,801,205.

As of November 28, 2012, there were 30,069,629 shares of Common Stock, par value $0.001 per share, outstanding.

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

ITEM 1. BUSINESS.

China Bilingual Technology & Education Group Inc.  (the “Company”, “we”, “us” or “our”) is an education company that owns and operates high-quality K-12 private boarding schools in the People’s Republic of China (the “PRC”). The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels with approximately 14,583 students and 1,876 faculty and staff for the 2012-2013 school year. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance exam scores and national college entrance rates. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax in the PRC, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

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

The acquisition of KL and the operations of its subsidiaries were accounted for as a reverse merger (“Merger”), whereby KL is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of the Company.  In accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, KL is deemed to have undergone a recapitalization, whereby KL is deemed to have issued common stock to the Company’s common equity holders.  Accordingly, although the Company, as KL’s parent company, was deemed to have legally acquired KL, in accordance with the applicable accounting guidance for accounting for the transaction as a reverse merger and re-capitalization, KL is the surviving entity for accounting purposes and its assets and liabilities are recorded at their historical carrying amounts with no goodwill or other intangible assets recorded as a result of the accounting merger with the Company.

As part of the acquisition, the Company changed its name to China Bilingual Technology & Education Group Inc.  Share and per share amounts stated have been retroactively adjusted to reflect the acquisition. The accompanying financial statements present the historical financial condition, results of operations and cash flows of KL and its operating subsidiaries prior to the recapitalization.

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011 and the year ended December 31, 2010 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development Co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the PRC, which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 650,000,000 (approximately $102,565,721), of which RMB 370,217,933 (approximately $55,444,697) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows: (See Note 20 – Business Combination for additional details on the Equity Transfer Agreement.)

1)	RMB 119,782,067 (approximately $18,900,822) to be paid by August 31, 2012, but was paid on September 3, 2012

2)	RMB 100,000,000 (or RMB 87,589,800, approximately $13,821,094, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 93,849,000, approximately $14,808,754, net of discount) by August 31, 2014.

The net present value of the payments is discounted at the Company’s then current financing interest rate of 6.84%.

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

Shanxi Modern Bilingual School - North Campus

Shanxi North Campus was established in 1998 by Shanxi Taiji, approved by the Taiyuan Bureau of Education. The school offers upper-middle and high school in one full-time boarding school. It has a good school learning environment with a campus covering 38 acres and 1.4 million square feet of buildings in Taiyuan City, Shanxi.  The school has three academic buildings, an administration building, four student apartment buildings, two cafeterias, six teacher residential buildings, a multi-functional arts gymnasium and a high-standard  polyurethane plastic 400-meters circular track field, many standard basketball courts and a large children’s playground.

The school is equipped with:

 · audio-visual language teaching facilities;
 · multimedia amphitheater;
 · modern computer classrooms, which allow us to teach remotely;
 · physics, chemistry, and biology laboratories;
 · library; and
 · reading, art and music rooms

Since its inception, the number of students enrolled in our school has increased steadily over the years from nine students at inception in 1998 to approximately 4,893 enrolled students for the 2012 – 2013 school year. Our capacity at the Shanxi North Campus is approximately 6,000 students.  The enrollment structure at the Shanxi North Campus changed for this school year so that the campus now accommodates our senior-middle school and high school students.  With the addition of our Shanxi South Campus we have transferred our junior-middle school students and primary school students to the new Shanxi South Campus to divide the grade levels between the two campuses.  The two campuses are approximately 15 kilometers apart.

The number of staff at the Shanxi North Campus is 785, all of which are full-time, including 40 individuals in the management and administration, 364 teachers and 381 staff members in support. Currently the school has 4,893 students in approximately 132 classes.

The school has received numerous accolades for excellence in teaching.  The Taiyuan Bureau of Education awarded our school its “Special Award” for high school education and teaching quality and "Comprehensive Excellence Award", “Junior Secondary Education Teaching Quality Prize" and the "Excellence Award."  Other honors the school has earned over the past few years include the "Taiyuan Excellence High School," and "High School Graduation Exam Prize."  The school has also been awarded the "Outstanding Private Middle School in Shanxi Province", "Green School in Shanxi Province," "National Children's Computer Examination Training Points" and "Model School in Information Technology in Shanxi Province," and "National Creative Writing Experimental School."

Shanxi Modern Bilingual School - South Campus (formerly known as Shanxi Rising School, acquired August 31, 2011)

Shanxi South Campus was established in 2002 under the name of Shanxi Rising School. The school offers kindergarten, elementary and junior-middle school in one full-time boarding school. The school has a good learning environment with a campus covering 82 acres and 2.2 million square feet of buildings in Jinzhong City, Shanxi (approximately 15 kilometers south of the Company’s Shanxi North Campus). The teaching, administration and residential buildings are all equipped according to the highest national standard.

The school is equipped with:

· lecture classrooms;
· multimedia classrooms;
· special classrooms for art and music;
· metaphase and nature laboratory;
· computer room;
· arts center;
· network center;
· library and reading room; and
· instrument and equipment store house.

The number of the school’s existing staff is 794, all of which are full-time, including 32 individuals in the management and administration, 388 teachers and 374 staff members in support. Currently the school has approximately 6,836 students in 138 classes.  The campus has a capacity for 10,000 students.

The school has attained encouraging success in the teaching area. In the entrance examination to senior-middle school in 2011, the school was ranked second in more than 200 middle schools in Taiyuan City. Moreover, the school’s students have won numerous awards for academics and arts achievements.

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

The number of the school’s existing staff is 240, all of which are full-time, including 15 individuals in the management and administration, 115 teachers and 110 staff members in support. Currently the school has approximately 2,855 students in 63 classes.

The Sichuan Guang’an School has consistently ranked as the number one school in the region for the rate of college entrance of students.  The students of Sichuan Guang’an School have won numerous awards for academics and art achievement at the national, provincial, municipal level, as well as other types of competitions. The school has won awards for college entrance exam scores and education quality from the local and provincial government including “College Entrance Examination Growth Award", awarded by the National Education Ministry; "Key Lessons Experimental School", and  named "Huaying Private Education Advanced High School”, first prize in the quality of education.   The school is the only local school employing qualified foreign teachers, and it is the region’s first large-scale private education school.

            All of our schools feature expert administration, excellent teaching team, small class sizes, bilingual education and a modern learning environment.

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

We acquired all of the issued and outstanding capital of Kahibah Limited in June 2010. Shanxi North Campus and Sichuan Guang'an School commenced operations in 1998 and 2002, respectively.  We acquired the Shanxi South Campus on August 31, 2011 and the school commenced operations in 2002.  Accordingly, we have a limited history for our operation upon which you can evaluate the viability and sustainability of our business and its acceptance by students. Our present and future competitors may have longer operating histories, larger student enrollments, larger teams of professional staff and greater financial, technical, marketing and other resources.

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

Shanxi North Campus, Shanxi South Campus and Sichuan Guang’an School account for all of our revenue. Unless we are successful in acquiring control of and operating other educational institutions, all of our revenue will continue to be derived from these three schools.  As a result, any development that has a material adverse effect on one or more of these schools may have a material adverse effect upon our business and financial performance, including developments such as the following:

·	any reduction in student enrollment at any of these educational institutions;
·	any increase in competition from other schools; and
·	the failure to attract and retain high quality teaching staff in our schools.

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

 The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 33 years has significantly enhanced the protections afforded to various forms of foreign investment in the PRC. Our PRC subsidiary, Taiyuan Taiji, is a wholly foreign-owned enterprise which is an enterprise incorporated in the PRC and wholly-owned by foreign investors. Taiyuan Taiji is subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to wholly foreign-owned enterprises in particular. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.

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

Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005, the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the PRC, against which it can rise or fall by as much as 0.3% each day. This change in policy has resulted in the gradual increase in the value of the Renminbi against the U.S. dollar over time. As of August 31, 2012, US$1.00 = Renminbi 6.3374. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

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

You may face difficulties in protecting your interests because we conduct all of our operations in the PRC and most of our officers reside in the PRC.

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

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

·	changes in our industry;
·	competitive pricing pressures;
·	our ability to obtain working capital financing;
·	additions or departures of key personnel;
·
limited “public float” following the Merger, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

·	sales of our common stock;
·	our ability to execute our business plan;
·	operating results that fall below expectations;
·	loss of any strategic relationship;
·	regulatory developments;
·	economic and other external factors;
·	period-to-period fluctuations in our financial results; and
·	inability to develop or acquire new or needed technology.

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

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Our directors and executive officers will own or control a significant percentage of the common stock following the Merger.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  Following the Merger, our Chairman and Chief Executive Officer, Ren Zhiqing, beneficially owns 20,400,000 shares of our common stock, or a total of approximately 68% of the voting power of all our outstanding shares of stock.  The interests of such persons may differ from the interests of our other stockholders.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

·	to elect or defeat the election of our directors;
·	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
·	to effect or prevent a merger, sale of assets or other corporate transaction; and
·	to control the outcome of any other matter submitted to our stockholders for vote.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol CBLY.OB since July 29, 2010. Prior to July 29, 2010, there was no active market for our common stock. Trading of our common stock commenced on September 28, 2010. As of November 28, 2012, there were 56 holders of record of our common stock according to our transfer agent records.

 The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended August 31, 2012	High Price	Low Price
1st Quarter Ended November 30, 2011	$2.65	$0.51
2nd Quarter Ended February 28, 2012	$2.25	$0.55
3rd Quarter Ended May 31, 2012	$1.05	$0.31
4th Quarter Ended August 31, 2012	$1.03	$0.51

Year Ended August 31, 2011	High Price	Low Price
1st Quarter Ended November 30, 2010	$4.40	$3.04
2nd Quarter Ended February 28, 2011	$4.00	$2.50
3rd Quarter Ended May 31, 2011	$3.82	$1.30
4th Quarter Ended August 31, 2011	$3.25	$1.05

The last reported sales price of our common stock on the OTC Bulletin Board on November 28, 2012 was $0.45 per share.

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

Description of Securities

Common Stock

We are authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.  As of November 28, 2012 there were 30,069,629 common shares issued and outstanding.

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

Preferred Stock

As of November 28, 2012, we are not authorized to issue shares of preferred stock.

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

Warrants

As of November 28, 2012, we have no outstanding warrants to purchase shares of the Company’s common stock.

Options

As of November 28, 2012, we have no outstanding options to purchase shares the Company’s common stock.

Transfer Agent

Our transfer agent is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760.

Recent Sales of Unregistered Securities

On June 16, 2012, the Company issued 55,101 shares of previously accrued restricted common stock accounted for as stock based compensation including 29,191 shares to its Chief Financial Officer, 2,955 shares each to two of its independent directors, Dora Dong and Jun Zhang, and 20,000 shares to its financial controller.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

·	Highlights and Executive Summary
·	Results of Operations—an analysis of the Company’s consolidated results of operations, for the period presented in the consolidated financial statements
·	Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources
·	Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements
·	Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

Highlights and Executive Summary

China Bilingual Technology & Education Group Inc.  (the “Company”, “we”, “us” or “our”) is an education company that owns and operates high-quality K-12 private boarding schools in the People’s Republic of China (the “PRC”). The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels with approximately 14,583 students and 1,876 faculty and staff for the 2012-2011 school year. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance exam scores and national college entrance rates. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

The Company was incorporated in the State of Nevada on March 31, 2009 under the name Designer Export, Inc.  On June 30, 2010, the Company changed its name to China Bilingual Technology & Education Group Inc.

Results of Operations

Operation Results for the Years Ended August 31, 2012 and 2011

Revenues

            During the year ended August 31, 2012, we had total revenues of $42,200,354, an increase of $16,780,838 or 66.0% as compared to total revenues of $25,419,516 during the year ended August 31, 2011. The revenue growth was primarily attributable to the acquisition of our third school campus – the Shanxi South School, which led to an increase in enrollment of 4,718 students for the 2011- 2012 school year from approximately 9,200 students to 13,918 students. We also increased our average full-fare tuition by $226 or 7.2% to $3,352 per student for the 2011 – 2012 school year from $3,126 per student for the 2010 – 2011 school year.  The school year typically runs from September 1 through August 31 and corresponds to the fiscal year end on August 31. The Company recognizes prepaid school fees (including tuition, room & board and other school fees, herein after "School Fees") evenly over the twelve month period.

Cost of Revenue

During the year ended August 31, 2012, our cost of revenue was $23,839,738 (56.5% of revenues), an increase of $13,667,132 or 134.4% as compared to cost of revenue of $10,172,606 (40.0% of revenues) during the year ended August 31, 2011. The increase in cost of revenue was primarily the result of an increase in costs in connection with the acquisition of our third campus and the increase in enrollment of approximately 4,681 students. The third campus acquired on August 31, 2011 was previously underutilized and our overall capacity utilization rate decreased from over 90% for our two schools during the year ended August 31, 2011 to approximately 66% for the three schools during the year ended August 31, 2012. The Company continues to work toward increasing the capacity utilization of all three schools, which lowers the fixed costs per student based on higher enrollment.  The increased costs for the year ended August 31, 2012 was from increased teacher and staff salaries to support the increased enrollment, as well as $3.6 million in depreciation and amortization expense allocated to cost of revenue primarily associated with the approximately $108.2 million acquisition of the third campus.

General and Administrative Expenses

During the year ended August 31, 2012, general and administrative expenses was $3,140,188, an increase of $1,394,999 or 79.9% as compared to $1,745,189 for the year ended August 31, 2011. General and administrative expense increased due to the increase in administrative overhead expenses, costs of operating as a public company and $1.0 million in depreciation and amortization expense allocated to general and administrative expenses, all primarily associated with the newly acquired third campus.

Interest Expense

Interest expense was $5,631,405 for the year ended August 31, 2012, an increase of $5,535,834 or 5,792.4% as compared to $95,571 for the year ended August 31, 2011.  The increase in interest expense was a result of the financing for the acquisition of our third school, comprising $2,246,955 in interest on a bank loan of RMB 100,000,000 (approximately $15.9 million) obtained by the Company in August 2011 and $3,384,450 on the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on the payment plan to the seller.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA was $19,707,649 for the year ended August 31, 2012, an increase of $5,146,908 or 35.3% compared to $14,560,741 for the year ended August 31, 2011.  The increase was primarily attributable to the increase in revenues as a result of the increase in total enrollment of 4,681 students for the year ended August 31, 2012.

Net Income

As a result of the factors described above, net income attributable to shareholders was $9,645,628 for the year ended August 31, 2012, a decrease of $3,787,126 or 28.2% as compared to $13,432,754 for the year ended August 31, 2011. The decrease between the periods resulted primarily from the increase in interest expense, depreciation and amortization associated with the acquisition of our third school. Total interest, depreciation and amortization, primarily associated with the acqusition of the third school, was $10,062,021.

Basic and diluted earnings per share (“EPS”) decreased $0.13 to $0.32 per share for the year ended August 31, 2012 from $0.45 per share for the year ended August 31, 2011 due to the decrease in net income.

Comprehensive Income

The functional currency of the Company is Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $252,324 during the year ended August 31, 2012, a decrease of $1,447,493 or 85.2% as compared to a gain of $1,699,817 during the year ended August 31, 2011. Our comprehensive income was $9,897,952 for the year ended August 31, 2012, a decrease of $5,234,619 or 34.6% as compared to $15,132,571 for the year ended August 31, 2011.

Liquidity and Capital Resources

As of August 31, 2012, our cash and cash equivalents were $30,410,983.  Our principle source of liquidity comes from deferred School Fees from students who attend our schools. The Company collects tuition in advance of the school year and therefore has no accounts receivable.  We also use our other current assets balance of $4,078,038 to finance school related activities as advances or prepayment for the purchase of school and boarding related materials for the day-to-day operations of the school.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations and any prepaid tuition obligations. In August 2012 we repaid our one-year bank loan and replaced it with an $11,045,539 three-year bank loan at a 7.38% interest rate.  The Company also has $4,550,762 in related party debt from its Chairman, which is non-interest bearing and may be renewed at the Company’s option.  The Company’s installment payment of $18,900,822 for the acquisition of the Shanxi South Campus (Short-term payable acqusition) was due on August 31, 2012, but was paid from our cash balance on September 3, 2012.  The Company has collected substantially all of its prepaid tuition for the 2012 – 2013 school year and recorded it as a liability under deferred school fees of $45,902,425.  Based on our profit margin and available debt sources, we believe we have sufficient cash to operate our business.  We are also considering alternatives for longer-term outside financing of debt or equity based on the asset strength of our balance sheet.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash provided by operating activities increased $10,557,558 or 67.5% to $26,205,622 for the year ended August 31, 2012 compared to $15,648,064 provided by operating activities for the year ended August 31, 2011. The increase was primarily attributable to the increase of $3,441,955 in deferred school fees and the decrease of $5,805,743 in operating advances accounted for under other current assets, as well as the addition of non-cash items of $4,487,221 in depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities decreased $18,511,437 or 95.1% to $963,997 for the year ended August 31, 2012 as compared to $19,475,434 used in the year ended August 31, 2011. The decrease in cash used in investing activities resulted from the decrease from the business combination associated with the acquisition of the Shanxi South Campus.

Cash Flow from Financing Activities

Cash used in financing activities increased $18,425,840 or 218.9% to $10,004,901 for the years ended August 31, 2012 as compared to $8,420,939 provided by the year ended August 31, 2011. The increase in cash used in financing activities resulted from paying off the short-term bank loan, paying down related party payables and the seller loan for the acquisition of the Shanxi South School.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Years Ended August 31,
	2012	2011
		(Unaudited)
Cash at beginning of period	$15,090,521	$10,891,487
Net cash provided by operating activities	26,205,622	15,648,064
Net cash used in investing activities	(963,997)	(19,475,434)
Net cash provided by (used in) financing activities	(10,004,901)	8,420,939
Effect of exchange rate changes on cash	83,738	(394,535)
Cash at end of period	$30,410,983	$15,090,521

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through August 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

 ITEM 8. FINANCIAL STATEMENTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah 84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
 Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

China Bilingual Technology & Education Group, Inc.
Taiyuan Shanxi, China

We have audited the accompanying consolidated balance sheets of China Bilingual Technology & Education Group, Inc. (the Company) as of August 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders’ equity for the year ended August 31, 2012, the eight months ended August 31, 2011 and the year ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Bilingual Technology & Education Group, Inc. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended August 31, 2012, the eight months ended August 31, 2011 and the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

s/Anderson Bradshaw PLLC
Salt Lake City, Utah
November 29, 2012

Index to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2012 AND 2011	F–1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2012 and 2011 (unaudited)	F–2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE EIGHT MONTHS ENDED AUGUST 31, 2011 AND FOR THE YEAR ENDED DECEMBER 31, 2010.	F-3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS AUGUST 31, 2012 and 2011 (unaudited)	F-4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE FOR THE EIGHT MONTHS ENDED AUGUST 31,2011 AND FOR THE YEAR ENDED DECEMBER 31, 2010	F–6

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F–7

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2012 and 2011 (unaudited)	F–8

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE EIGHT MONTHS ENDED AUGUST 31,2011 AND FOR THE YEAR ENDED DECEMBER 31, 2010	F–9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011, FOR THE EIGHT MONTHS ENDED AUGUST 31,2011, AND FOR THE YEAR ENDED DECEMBER 31, 2010	F–10

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,410,983	$15,090,521
Inventory	-	3,489
Other current assets	4,078,038	9,606,682
Total Current Assets	34,489,021	24,700,692

LONG-TERM ASSETS:
Property, plant and equipment, net	82,250,434	84,120,568
Land use rights, net	48,118,088	48,950,660
Deposit paid for long-term assets	-	18,778
Total Long-Term Assets	130,368,522	133,090,006

TOTAL ASSETS	$164,857,543	$157,790,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$165,743	$48,824
Short-term payable-acquisition	32,721,915	22,560,426
Due to related parties	4,550,762	7,842,522
Other Payables	951,468	333,202
Refundable deposits	134,661	795,848
Deferred school fees	45,902,425	39,498,972
Home purchase down payment	919,458	878,668
Short-term bank loan	-	15,685,044
Accrued expenses and other current liabilities	1,026,225	908,268
Total Current Liabilities	86,372,657	88,551,774

LONG-TERM LIABILITIES:
Long-term bank loan	11,045,539	-
Long-term payable-acquisition	14,808,754	26,602,306

TOTAL LIABILITIES	112,226,950	115,154,080

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,069,629, 30,014,528 issued and outstanding as of August 31, 2012 and 2011	30,070	30,015
Additional paid in capital	163,389	67,421
Retained earnings	49,746,368	40,100,740
Accumulated other comprehensive income	2,690,766	2,438,442

TOTAL STOCKHOLDERS’ EQUITY	52,630,593	42,636,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,857,543	$157,790,698

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended August 31,
	2012	2011
		(Unaudited )

REVENUES	42,200,354	25,419,516
COST OF REVENUES	23,839,738	10,172,606
GROSS PROFIT	18,360,616	15,246,910
OPERATING EXPENSES
General and Administrative Expenses	3,140,188	1,745,189
TOTAL OPERATING EXPENSES	3,140,188	1,745,189
INCOME FROM OPERATIONS	15,220,428	13,501,721
OTHER INCOME (EXPENSE)
Interest Income	56,605	26,604
Interest Expense	(5,631,405)	(95,571)
NET INCOME BEFORE INCOME TAXES	$9,645,628	$13,432,754
INCOME TAX EXPENSE	-	-
NET INCOME	$9,645,628	$13,432,754

Earnings per Common Share:
Basic	$0.32	$0.45
Diluted	$0.32	$0.45

Weighted Average Common Shares Outstanding:
Basic	30,094,205	30,010,932
Diluted	30,094,205	30,010,932

The accompanying notes to consolidated financial statements are an integral part of these statements.

 China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Eight Months Ended August 31,2011	For the Year Ended December 31, 2010

REVENUES	$17,297,051	$24,367,395
COST OF REVENUES	6,558,876	10,841,190
GROSS PROFIT	10,738,175	13,526,205
OPERATING EXPENSES
General and Administrative Expenses	1,214,060	1,593,386
TOTAL OPERATING EXPENSES	1,214,060	1,593,386
INCOME FROM OPERATIONS	9,524,115	11,932,819
OTHER INCOME (EXPENSE)
Interest Income	15,516	33,262
Interest Expense	(95,571)	-
NET INCOME BEFORE INCOME TAXES	9,444,060	11,966,081
INCOME TAX EXPENSE	-	-
NET INCOME	$9,444,060	$11,966,081

Earnings per Common Share:
Basic	$0.31	$0.43
Diluted	$0.31	$0.43

Weighted Average Common Shares Outstanding:
Basic	30,008,014	28,044,698
Diluted	30,008,014	28,044,698

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended August 31,
	2012	2011
		(Unaudited )
NET INCOME	$9,645,628	$13,432,754

Foreign currency translation, net of tax	252,324	1,699,817

COMPREHENSIVE INCOME	$9,897,952	$15,132,571

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Eight Months Ended August 31,2011	For the Year Ended December 31, 2010

NET INCOME	$9,444,060	$11,966,081

Foreign currency translation, net of tax	1,432,623	801,583

COMPREHENSIVE INCOME	$10,876,683	$12,767,664

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity (Deficit)
Balance, December 31, 2009	26,100,076	$26,100	$23,900	$204,236	$18,690,599	$18,944,835
Recapitalization	3,899,929	3,900	(3,900)	-	-	-

Foreign currency translation adjustment	-	-	-	801,583	-	801,583

Net Income	-	-	-	-	11,966,081	11,966,081

Balance, December 31, 2010	30,000,005	$30,000	$20,000	$1,005,819	$30,656,680	$31,712,499

Stock Based Compensation	14,523	15	47,421	-	-	47,436

Foreign currency translation adjustment	-	-	-	1,432,623	-	1,432,623

Net Income	-	-	-	-	9,444,060	9,444,060

Balance, August 31, 2011	30,014,528	$30,015	$67,421	$2,438,442	$40,100,740	$42,636,618

Stock Based Compensation	55,101	55	95,968	-	-	96,023

Foreign currency translation adjustment	-	-	-	252,324	-	252,324

Net Income	-	-	-	-	9,645,628	9,645,628

Balance, August 31, 2012	30,069,629	$30,070	$163,389	$2,690,766	$49,746,368	$52,630,593

The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For The Years Ended August 31,
	2012	2011
		Unaudited
Cash flows from operating activities:
Net income	$9,645,628	$13,432,754
Depreciation of property and equipment	3,359,844	906,701
Amortization of land use rights	1,127,377	152,319
Stock based compensation	105,361	105,449

Changes in operating assets and liabilities:
Adjustments in net cash (used in) provided by operating activities
Other current assets	5,588,956	(216,787)
Inventories	3,511	129,951
Accounts payable	116,679	(91,023)
Other payables	616,545	(1,302,400)
Accrued expenses	103,663	418,063
Refundable deposits	(666,277)	(743,761)
Deferred school fees	6,168,811	2,726,856
Home purchase	35,524	129,942

Net cash provided by (used in) operating activities	26,205,622	15,648,064

Cash flows from investing activities:
Deposits - long term assets	-	(18,230)
Fixed asset additions	(963,997)	(223,111)
Business combination	-	(16,021,106)
Advances to related parties receivables	-	(3,212,987)

Net cash used in investing activities	(963,997)	(19,475,434)

Cash flows from financing activities:
Payments on acquisition payables	(1,928,508)	-
(Repayments) of related party loans payables	(3,340,423)	-
Proceeds debt	11,050,596	8,420,939
(Repayments) short term debt	(15,786,566)	-

Net cash provided by (used in) financing activities	(10,004,901)	8,420,939

Effect of exchange rate changes on cash	83,738	(394,535)

Net increase (decrease) in cash and cash equivalents	15,320,462	4,199,034

Cash and cash equivalents, beginning of year	15,090,521	10,891,487

Cash and cash equivalents, end of year	$30,410,983	$15,090,521

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,211,530	$95,571
Cash paid for taxes	$-	$-
Non cash investing and financing activities:
Long-term bank loan	$-	$-
Related party loan	$-	$7,842,522
Short-term bank loan	$-	$15,685,044
Short-term payable – acquisition	$-	$22,560,426
Long-term payable – acquisition	$-	$26,602,306
Deposit-long-term asset transfer to fixed asset	$18,230	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In US Dollars)

	For the Eight Months Ended August 31, 2011	For the Year Ended December 31, 2010
Cash flows from operating activities:
Net income	$9,444,060	$11,966,081
Depreciation of property and equipment	651,674	965,795
Amortization of land use rights	102,434	148,637
Stock based compensation	105,449	18,000

Changes in operating assets and liabilities:
Adjustments in net cash (used in) provided by operating activities
Other current assets	(2,515,705)	(845,830)
Inventories	108,421	(19,948)
Accounts payable	(90,525)	(94,450)
Other payables	(16,873)	126,057
Accrued expenses	(64,765)	(234,874)
Refundable deposits	(347,269)	(1,076,964)
Deferred school fees	9,139,176	(1,712,385)
Home purchase	23,168	146,457

Net cash provided by (used in) operating activities	16,539,245	9,386,576

Cash flows from investing activities:
Deposits - long term assets	(18,389)	(8,618,441)
Fixed asset additions	(225,055)	(191,953)
Business combination	(16,021,106)	-
Proceeds from related parties receivables	-	3,062,969

Net cash used in investing activities	(16,264,550)	(5,747,425)

Cash flows from financing activities:
Repayments from related party loans	-	(1,215,691)
Loans-other	8,420,939	-

Net cash provided by (used in) financing activities	8,420,939	(1,215,691)

Effect of exchange rate changes on cash	1,081,677	122,666

Net increase (decrease) in cash and cash equivalents	9,777,311	2,546,126

Cash and cash equivalents, beginning of year	5,313,210	2,767,084

Cash and cash equivalents, end of year	$15,090,521	$5,313,210

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,571	$-
Cash paid for taxes	$-	$-
Non cash investing and financing activities:
Related party loan	$7,842,522	$-
Short-term bank loan	$15,685,044	$-
Short-term payable – acquisition	$22,560,426	$-
Long-term payable – acquisition	$26,602,306	$-
Deposit paid for long-term assets	$(8,782,894)	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

For the Years Ended August 31, 2012 and 2011

NOTE 1 -NATURE OF BUSINESS

Description of Business

China Bilingual Technology & Education Group Inc. (the “Company”), is an education company that owns and operates high-quality K-12 private boarding schools in China. The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels. The Company’s schools are located in Shanxi and Sichuan Provinces and focus on fluency and cultural skills in both Chinese and English, as well as the PRC core curriculum.  The Company’s sector in education is not subject to corporate income tax in the PRC.

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011 and the year ended December 31, 2010 include the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the Peoples Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. The remaining 5% ownership of Shanxi Taiji is owned by Ms. Ren Baiv, the sister of the Company's Chairman, Mr. Ren Ziging. The 5% ownership is held by Ms. Ren Baiv on behalf of Taiynan Taiji in accordance with local Chinese regulations, therefor no non-controlling interest is recognized. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 650,000,000 (approximately $102,565,721), of which RMB 370,217,933 (approximately $55,444,697) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows: (See Note 20 – Business Combination for additional details on the Equity Transfer Agreement.)

1)	RMB 119,782,067 (approximately $18,900,822) to be paid by August 31, 2012, but was paid on September 3, 2012

2)	RMB 100,000,000 (or RMB 87,589,800, approximately $13,821,094, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 93,849,000, approximately $14,808,754, net of discount) by August 31, 2014.

The net present value of the payments is discounted at the Company’s then current financing interest rate of 6.84%.

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

(a)      Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of August 31, 2012 and 2011, the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

Fair Value Measurements

Effective April 1, 2009, the FASB ASC Topic 820, Fair Value Measurement and Disclosure, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.

The FASB ASC Topic 820 clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a nonrecurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at August 31, 2012 and 2011.

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

(b)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at August 31, 2012. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $30,408,830 and $15,088,156 at August 31, 2012 and 2011, respectively.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends.

(c)      Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through August 31, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

(d)      Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji, Taiyuan Taiji and the Investment Company are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji, Taiyuan Taiji and the Investment Company did not pay any income taxes during the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011 and for the year ended December 31, 2010 due to net losses experienced in the past reporting periods. The three entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji, Taiyuan Taiji and Investment Company have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at August 31, 2012 and 2011 and December 31, 2010 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of August 31, 2012 and 2011 and December 31, 2010, are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of August 31, 2012 and 2011 and December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of August 31, 2012 and 2011 and December 31, 2010, but the tax years are still open for examination.

(e)      Revenue Recognition and Deferred School Fees

Revenues consist primarily of tuition, room & board and other fees (the "School Fees") derived from providing meals and housing for students living on campus. Revenues from School Fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable grade or program. The school year typically runs September 1 through August 31 and deferred School Fees are recognized over the twelve-month period. If a student withdraws from a course or program within three months after the school year starts, the paid but unearned portion of the student’s School Fees is 67% refunded. If a student withdraws after the first three months in a school year, no School Fees will be refunded. As a result, the Company has recorded deferred School Fees as a current liability on the consolidated balance sheet in the event a student withdraws from school and the Company has to return a portion of the deferred School Fees. In past years there were minimal students who withdrew from a course or program before the end of a school year.

The Company normally receives deferred School Fees from students at their initial admission or before the start of the school year on September 1. As of August 31, 2012, all students at the North and South Campuses are required to fully prepay school fees at the beginning of the school year by September 1, 2012 for the 2012-2013 school year. At the Sichuan Campus students are required to fully prepay school fees for the first semester at the beginning of the school year by September 1, and the second semester must be fully prepaid before the beginning of the second semester by March 1.  In prior periods this policy was not fully enforced. Some students will benefit from a discount of fees if they prepay School Fees for two to three years of school term. Deferred School Fees is the portion of payments received but not earned and is reflected as a current liability under deferred School Fees in the accompanying consolidated balance sheets as such amounts are expected to be earned, but may be refundable within the next year.

Below is a schedule of deferred School Fees as of August 31, 2012 expected to be recognized into revenue over twelve months for the next year ended August 31 (corresponds to school year – September 1 through August 31) and thereafter as follows:

Twelve Month Period Ended August 31	August 31, 2012	August 31, 2011
2012	$-	$36,651,052
2013	42,898,207	1,627,048
2014	2,009,646	1,220,872
Thereafter	994,572	-
Total	$45,902,425	$39,498,972

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

Translation adjustments net of tax totaled $252,324 and $1,699,817, for the year ended August 31, 2012 and 2011, respectively.

Translation adjustments net of tax totaled $1,432,623, for the eight months ended August 31, 2011, translation adjustments net of tax totaled $801,583, for the years ended December 31, 2010, respectively.

As of August 31, 2012 and 2011, the exchange rate to the U.S. Dollar was RMB 6.3374 and RMB 6.3755, respectively. The average exchange rate for the year ended August 31, 2012 and 2011 was RMB 6.3345 and RMB 6.5673, respectively.

As of December 31, 2010, the exchange rate to the U.S. Dollar was RMB 6.6227. The average exchange rate for the eight months ended August 31, 2011 was RMB 6.5106.

(g)      Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220, Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $9,897,952 and $15,132,571, for the years ended August 31, 2012 and 2011, respectively.  Total comprehensive income was $10,876,683 and $12,767,664, for the eight months ended August 31, 2011 and for the year ended December 31, 2010, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased comprehensive income and equaled $2,690,766 and $2,438,442, as of August 31, 2012 and 2011, respectively.

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

(i)      Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011, and the year ended December 31, 2010 were not significant.

(j)      Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011, and the year ended December 31, 2010 were not significant.

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

Basic and diluted earnings per share were $0.32 and $0.32 per share and $0.45 and $0.45 per share, respectively for the year ended August 31, 2012 and 2011.

Basic and diluted earnings per share were $0.31 and $0.31 per share, for the eight months ended August 31, 2011. Basic and diluted earnings per share were $0.43 and $0.43 per share, for the year ended December 31, 2010.

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

(m)  Reclassification

Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to the 2012 consolidated financial statement presentation. These reclassifications had no effect on net income as previously reported.

(n)      Accounting Pronouncements

Accounting Standards Update (“ASU”) ASU No. 2010-09 (ASC Topic 855), which amends Subsequent Events Recognition and Disclosures, ASU No. 2009-16 (ASC Topic 860), which amends Accounting for Transfer of Financial Assets, ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-08, Earnings per Share, ASU No. 2009-12(ASC Topic 820), Investments in Certain Entities That Calculate Net Asset Value per Share, and various other ASU’s No. 2009-2 through ASU No. 2012-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant, except for ASU 2011-05 (ASC Topic 220, Comprehensive Income) which will affect the presentation of Comprehensive Income and is effective for periods after December 15, 2011 and early adoption is allowed.

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

	August 31, 2012	August 31, 2011
Course materials	$-	$-
Low consumable items	6,524	6,485
Low consumable tools	$6,524	$6,485
Less: Inventory provision*	(6,524)	(2,996)
Total	$-	$3,489

* The inventory provision is an inventory allowance for aged or obsolete inventory items.

NOTE 5 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	August 31, 2012	August 31, 2011
Cash – individual bank accounts	$3,216,850	$8,734,422
Advances to suppliers	568,324	737,741
Other prepaid	-	66,710
Other receivables	292,864	67,809
Total	$4,078,038	$9,606,682

Cash – individual bank accounts, is for funds advanced to employees for the purchase of school and boarding related materials for the day-to-day operations of the school.  Advances to suppliers are primarily advances for travel and other related expenses. The other prepaid and other receivables are primarily for certain operating requirements of the school.

 NOTE 6 – DUE TO RELATED PARTIES

	August 31, 2012	August 31, 2011
Ren Zhiqing (i)	$4,550,762	$7,842,522
Total	$4,550,762	7,842,522

 (i) Ren Zhiqing is the president and a director of the Company, as well as the majority controlling shareholder of the Company.  The amounts due to Ren Zhiqing as of August 31, 2012 and 2011, represent loans to the Company, which are unsecured, interest-free and payable to Ren Zhiqing, primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

NOTE 7 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	August 31, 2012	August 31, 2011
Cost of land use rights	$50,161,574	$49,861,806
Less: Accumulated amortization	(2,043,486)	(911,146)
Land use rights, net	$48,118,088	$48,950,660

Amortization expense for years ended August 31, 2012 and 2011 was $1,127,377 and $152,319, respectively.  Amortization expense for the eight months ended August 31, 2011 was $102,434 and for year ended December 31, 2010 was $148,637, respectively.

Amortization expense for the next five years and thereafter is as follows

2013	$1,127,377
2014	1,127,377
2015	1,127,377
2016	1,127,377
2017	1,127,377
Thereafter	42,481,203
Total	48,118,088

NOTE 8 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2012	August 31, 2011
Buildings	$83,567,268	$82,145,505
Transportation equipment	1,014,036	1,007,976
Furniture & education equipment	8,090,748	7,988,188
Kitchen equipment	963,322	957,565
Computer & software	872,596	867,381
Total cost	$94,507,970	$92,966,615

Less: Accumulated depreciation	(12,257,536)	(8,846,047)

Property and equipment, net	$82,250,434	$84,120,568

For the years ended August 31, 2012 and 2011, depreciation expense was $3,359,844 and $906,701, respectively.  For the eight months ended August 31, 2011 and for the year ended December 31, 2010, depreciation expense was $651,674 and $965,795, respectively.

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

NOTE 9 – DEPOSIT PAID FOR LONG-TERM ASSETS

The deposit balance paid for long term assets as of August 31, 2011 was a good-faith, refundable deposit paid to begin preliminary negotiations toward the acquisition of the Investment Company.

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

NOTE 11 – HOME PURCHASE DOWN PAYMENT

According to the Company’s Employee Welfare Policy, the Company may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the Company and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011 and the year ended December 31, 2010. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposits at the time of receipt. The Company recognizes profit when the sale is consummated.

The Company records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, Real Estate Sales. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011 and the year ended December 31, 2010, and as such the Company recognized no income from selling apartments. As of August 31, 2012 and 2011, December 31, 2010, home deposits were $919,458, $878,668 and $823,095, respectively.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	August 31, 2012	August 31, 2011
Accrued payroll	$702,338	$624,351
Individual tax withholding	7,159	6,184
Other accrued expenses	316,728	277,733
Total	$1,026,225	$908,268

NOTE 13 – STOCK BASED COMPENSATION

The Chief Financial Officer is entitled to receive $6,000 per month in cash compensation for his services, as well as a stock award of $6,000 per month in shares of the Company’s restricted common stock, which vest on a quarterly basis.  During the twelve months ended August 31, 2012, the Chief Financial Officer earned and was vested in 88,240 shares of restricted common stock as part of his consideration.  As of August 31, 2012, the Company has accrued 74,067 shares of restricted common stock to be issued to its Chief Financial Officer.

Two of the Company’s independent directors are entitled to each receive $9,000 annually in cash compensation for their services, as well as a stock award of $9,000 annually in shares of the Company’s restricted common stock, which vests on a quarterly basis.  During the twelve months ended August 31, 2012, the two independent directors collectively earned and were vested in 20,877 shares of restricted common stock as part of their consideration.  As of August 31, 2012, the Company has accrued 18,516 shares of restricted common stock to be issued to two of its independent directors.

The financial controller is entitled to receive RMB 20,000 (approximately USD $3,138) per month in cash compensation for her services, as well as a stock award of 5,000 shares of the Company’s restricted common stock, which vest on a quarterly basis.  During the twelve months ended August 31, 2012, the financial controller earned and was vested in 20,000 shares of restricted common stock as part of her consideration.  As of August 31, 2012, the Company has accrued 18,333 shares of restricted common stock to be issued to its financial controller.

On June 16, 2012, the Company issued 55,101 shares of previously accrued restricted common stock accounted for as stock based compensation to its Chief Financial Officer, independent directors and financial controller.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 14 – REFUNDABLE DEPOSITS

Students were previously required to pay a housing deposit at their initial admissions.  The Company has changed this policy and no longer requires a deposit and returns any previous deposit upon graduation.  As of August 31, 2012 and 2011, refundable deposits were $134,661 and $795,848, respectively.

NOTE 15 – SHORT-TERM BANK LOAN

The Company’s subsidiary Shanxi Taiji borrowed RMB 100,000,000 (approximately $15,685,044) from a finance company under a one-year term from August 16, 2011 due August 15, 2012 at a 14.0% interest rate, interest-only payable quarterly.  The loan was repaid on August 15, 2012.

NOTE 16 – LONG-TERM BANK LOAN

The Company’s subsidiary Shanxi South School borrowed RMB 70,000,000 (approximately $11,045,539) from a bank under a three-year loan from August 16, 2012 due August 15, 2015 at a 7.38% interest rate, interest-only payable quarterly.

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

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of August 31, 2012 and 2011, and December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company’s estimated income tax savings for the years ended August 31, 2012 and 2011 are summarized as follows:

	For the Years Ended August 31,
	2012	2011
Tax savings	$2,411,407	3,358,188

Had the Company’s tax exemption not been in the place for the years ended August 31, 2012 and 2011, the Company estimates the following pro-forma financial statement impact:

	For the Years Ended August 31,
	2012	2011
Net income before tax provision, as reported	$9,645,628	$13,432,754
Less tax provision exempted	(2,411,407)	(3,358,188)
Pro-forma net income	$7,234,221	$10,074,566

The Company’s estimated income tax savings for the eight months ended August 31, 2011 and the year ended December 31, 2010 are summarized as follows:

	For the Eight Months Ended August 31, 2011	For the Year Ended December 31, 2010
Tax savings	$2,361,015	2,991,520

Had the Company’s tax exemption not been in the place for the eight months ended August 31, 2011 and the year ended December 31, 2010, the Company estimates the following pro-forma financial statement impact:

	For the Eight Months Ended August 31, 2011	For the Year Ended December 31, 2010
Net income before tax provision, as reported	$9,444,060	$11,966,081
Less tax provision exempted	(2,361,015)	(2,991,520)
Pro-forma net income	$7,083,045	$8,974,561

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended August 31, 2012 and 2011, the eight months ended August 31, 2011 and the year ended December 31, 2010.

The following table sets forth the computation of basic and diluted net income per share:

	For The Years Ended August 31,
	2012	2011
Net income	$9,645,628	$13,432,754
Basic weighted average outstanding shares of common stock	30,094,205	30,010,932
Diluted weighted average common stock and stock equivalents	30,094,205	30,010,932
Earnings per share:
Basic	$0.32	$0.45
Diluted	$0.32	$0.45

	For The Eight Months Ended August 31, 2011	For The Year Ended December 31, 2010
Net income	$9,444,060	$11,966,081
Basic weighted average outstanding shares of common stock	30,008,014	28,044,698
Diluted weighted average common stock and stock equivalents	30,008,014	28,044,698
Earnings per share:
Basic	$0.31	$0.43
Diluted	$0.31	$0.43

NOTE 19 – EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

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

During the years ended August 31, 2012 and 2011, the Company contributed $257,418 and $248,647 in pension contributions, respectively.  During the eight months ended August 31, 2011 and during the year ended December 31, 2010, the Company contributed $176,981 and $214,997 in pension contributions, respectively.

NOTE 20 – BUSINESS COMBINATION - EQUITY TRANSFER AGREEMENT

On August 31, 2011, the Company completed the acqusition of the equity interests in Shanxi Rising Education Investment Company, Limited (the “Investment Company”) from its equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806) under the terms of the Equity Transfer Agreement, (the “Acquisition”).  The Acquisition has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been discounted to its net present value and allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values of August 31, 2011.  As of the balance sheet date, August 31, 2011, the exchange rate to the US Dollar was RMB 6.3755.

Description of Acqusition

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 650,000,000 (approximately $102,565,721), of which RMB 370,217,933 (approximately $55,444,697) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows:

1)	RMB 119,782,067 (approximately $18,900,822) to be paid by August 31, 2012, but was paid on September 3rd, 2012

2)	RMB 100,000,000 (or RMB 87,589,800, approximately $13,821,094, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 93,849,000, approximately $14,808,754, net of discount) by August 31, 2014.

The net present value of the payments is discounted at the Company’s then current financing interest rate of 6.84%.

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

NOTE 21 – UNAUDITED PRO FORMA RESULTS

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition of the Investment Company, as described herein, were as follows for the twelve months ended August 31, 2011 as if the business combinations had occurred at the beginning of the period presented.

For the Year Ended August 31, 2011
(in thousands, except for earnings per share data)	(Unaudited)
Sales	$32,625
Net income	$12,693
Earnings per share, basic and diluted	$0.42

The pro forma data is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained if the combinations had been effectuated at the beginning of the period presented, or of those results which may be obtained in the future.

NOTE 22 – CORRECTION OF IMMATERIAL ERRORS

The Company also made an immaterial correction of errors in its consolidated financial statements as of and for the balance sheet ended August 31, 2011. The Company used 14% instead of 6.84% for the fair value discount rate, which resulted in improperly recording fixed assets, land use rights, short-term payable acquisition and long-term payable acquisition. The consolidation of balance sheet resulted in an increase to fixed assets of $2,162,226 and to land use rights of $3,167,081, and an increase to short-term payable acquisition of $1,383,107 and an increase to long-term payable acquisition of $3,946,200. The following is a summary presentation of corrections made to the Company’s consolidated balance sheet as of August 31, 2011 previously filed on Form 10-K.

	August 31, 2011		August 31, 2011
	As Reported	Correction	As Adjusted
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,090,521	$-	$15,090,521
Inventory	3,489	-	3,489
Due from related parties	-	-	-
Other current assets	9.606,682	-	9,606,682
Total Current Assets	24,700,692	-	24,700,692

LONG-TERM ASSETS:
Property, plant and equipment, net	81,958,342	2,162,226	84,120,568
Land use rights, net	45,783,579	3,167,081	48,950,660
Deposit paid for long-term assets	18,778	-	18,778
Total Long-Term Assets	127,760,699	5,329,307	133,090,006

TOTAL ASSETS	$152,461,391	$5,329,307	$157,790,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable		$48,824	-	$48,824
Short-term payable-acquisition		21,177,319	1,383,107	22,560,426
Due to related parties		7,842,522	-	7,842,522
Other Payables		333,202	-	333,202
Refundable deposits		795,848	-	795,848
Prepaid School Fees		39,498,972	-	39,498,972
Home purchase down payment		878,668	-	878,668
Short-term bank loan		15,685,044	-	15,685,044
Accrued expenses and other current liabilities		908,268	-	908,268
Total Current Liabilities		87,168,667	1,383,107	88,551,774

LONG-TERM LIABILITIES:
Long-term bank loan	$		$	$-
Long-term payable-acquisition		22,656,106	3,946,200	26,602,306

TOTAL LIABILITIES		109,824,773	3,946,200	115,154,080

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,069,624, 30,014,528 issued and outstanding as of August 31, 2012 and 2011		30,015	-	30,015
Additional paid in capital		67,421	-	67,421
Retained earnings		40,100,740	-	40,100,740
Accumulated other comprehensive income		2,438,442	-	2,438,442
			-
TOTAL STOCKHOLDERS’ EQUITY		42,636,618	-	42,636,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$152,461,391	5,329,307	$157,790,698

 NOTE 23–SUBSEQUENT EVENTS

Management has evaluated subsequent events from August 31, 2012 and has concluded no events need to be reported during this period, except the following:

On September 3, 2012 the Company paid RMB 119,782,067 (approximately $18,900,822) under the terms of the Equity Transfer Agreement for the acqusition of the Shanxi South School, which was due on August 31, 2012.

On September 10, 2012, the Company borrowed RMB 50,000,000 (approximately $7,896,275) from a bank under a one-year loan due September 9, 2013 at a 7.2% interest rate, interest only payable quarterly.

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

As of August 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiquing, and Chief Financial Officer, Michael Toups, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

           Management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of August 31, 2012, the Company's internal control over financial reporting was effective based on those criteria. For the year ended August 31, 2012, the Company’s management annual report on internal control over financial reporting was not subject to attestation by its independent auditors.

Changes in Internal Control over Financial Reporting

During the fiscal year ended August 31, 2012, we have taken additional measures to strengthen our financial controls, which have included training for our accounting staff and allocating financial and human resources to support our internal control structure. We have also plan to contract with an outside consulting firm to further assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls. The Company continues its process of SOX compliance, including mapping, testing, analysis and assessment. The Company's efforts are designed to address our internal controls for financial reporting and to strengthen our overall control environment. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our internal controls is on-going, has required substantial expenditures, and could distract our officers and employees from the operation of our business. However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The executive officers and directors of the Company are:

Name	Age	Positions with the Company
Dr. Ren Zhiqing	55	Chairman and Chief Executive Officer
Pan Mingxiao	36	Executive Vice President and Director
Ren Xudong	29	Vice President and Secretary
Michael Toups	47	Chief Financial Officer
Dora Dong	52	Director
Dr. Jun Zhang	48	Director
Ying Fengmei	59	Director

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

Michael Toups, Chief Financial Officer.  Mr. Toups was appointed Chief Financial Officer in June 2010.  Mr. Toups is an accounting and corporate finance executive with over 20 years of experience in senior management with specialties in business strategy, M&A and international trade.  He has middle-market corporate finance experience across a variety of industries as both principal and advisor and has served in roles as the CFO, COO, and director of private and publicly traded companies.  Mr. Toups expertise includes PCAOB audits, SEC reporting and Sarbanes-Oxley compliance.  He is also well-versed in Chinese business practices and has directed strategic business planning for Asia-based companies for over 12 years.  Mr. Toups also currently serves as the CFO of Longwei Petroleum Investments Holding Limited, a Taiyuan, Shanxi Province, PRC-based petroleum distributor listed on the NYSE MKT.  Since June 2012, Mr. Toups has served as a member of the board of directors and special committee member of First Surgical Partners, Inc., a US-based healthcare company. From December 2010 to December 2011 he served as a member of the board of directors of Lotus Pharmaceuticals, a Beijing China-based manufacturer of pharmaceutical products. Most recently Mr. Toups served as Director of Asia Investment Banking, Midtown Partners & Co. from December 2007 to July 2010 and as the CFO and director of Nork Lighting, a China-based manufacturer and the largest retailer of high-end residential lighting products in China from December 2007 to July 2010. From May 2009 to May 2011, he served as the president and director of Stone Harbor Investments, Inc., a small business consulting company. From January 2001 to December 2007, he served as president and owner of Peak Crown, a consulting company for the import of products from Asia and financial services. Mr. Toups holds an MBA in Finance from the University of Notre Dame and a BBA in Finance from Texas Christian University.

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

Meetings and Committees of the Board of Directors

Our board of directors held no formal meetings during the most recently completed fiscal year ended August 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Audit Committee

Ms. Dora Dong, Dr. Jun Zhang and Ms. Ying Fengmei currently serve on the Audit Committee. Ms. Ying serves as the Chairman of the Audit Committee and as the audit committee financial expert. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee duties also include reviewing the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will oversee the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee member possesses an understanding of financial statements and generally accepted accounting principles. The charter of the Audit Committee is available at our corporate website at http://ir.stockpr.com/chinabilingual/governance-documents

Compensation Committee

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended August 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that each of Michael Toups, Dora Dong and Jun Zhang was late filing a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last two fiscal years and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)*	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ren Zhiqing	2012	$9,472	-	-	-	-	-	$9,472
Chief Executive Officer and Chairman of the Board	2011	$9,136	-	-	-	-	-	$9,136

Pan Mingxiao	2012	$9,472	-	-	-	-	-	$9,472
Executive Vice-President and Director	2011	$9,136	-	-	-	-	-	$9,136

Ren Xudong	2012	$9,472	-	-	-	-	-	$9,472
Vice President and Secretary	2011	$9,136	-	-	-	-	-	$9,136

Michael Toups (2)	2012	$72,000	-	72,000	-	-	-	$144,000
Chief Financial Officer	2011	$48,000	-	48,000	-	-	-	$96,000

(1)
The Company pays salaries in RMB to all executive officers on a monthly basis, except its USA-based CFO is paid monthly in US dollars. The RMB amount is translated into US dollars when the Company files SEC documents. The exchange rates used were the average rates of for the fiscal years ended August 31, 2012 and 2011 (twelve months), which were 6.3345 and 6.5673, respectively.

(2)
Mr. Toups’ compensation is $6,000 per month cash compensation and $6,000 per month stock compensation in restricted common shares, which vest on a quarterly basis.  During the twelve months ended August 31, 2012, Mr. Toups earned and was vested in 88,240 shares of restricted common stock as part of his consideration.  As of August 31, 2012, the Company has accrued 74,067 shares of restricted common stock to be issued to Mr. Toups.

*Stock awards represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at August 31, 2012.

Outstanding Equity Awards At Fiscal Year-End
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Earned Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Ren Zhiqing	-	-	-	$-	-	-	$-	-	$-

Pan Mingxiao	-	-	-	$-	-	-	$-	-	$-

Ren Xudong	-	-	-	$-	-	-	$-	-	$-

Michael Toups(1)	-	-	-	$-	-	-	$-	-	$-

(1) Mr. Toups’ compensation includes stock compensation of $6,000 per month in restricted common shares, which vest on a quarterly basis.

DIRECTOR COMPENSATION

Two of our outside, independent directors each are entitled to receive as compensation for their services $9,000 per year in cash compensation and a restricted stock grant in the amount of $9,000 per year. The inside directors receive no compensation related to their duties as directors.

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

Consulting Agreements

On September 15, 2010, the Company entered into a Consulting Agreement with Michael Toups (the “Consulting Agreement”), pursuant to which Mr. Toups agreed to serve as Chief Financial Officer of the Company. Mr. Toups’ appointment as Chief Financial Officer was ratified by the Company’s board of directors on November 3, 2010.  Pursuant to the Consulting Agreement, Mr. Toups was entitled to receive $6,000 per month in consideration for his services as Chief Financial Officer of the Company. In addition, Mr. Toups was entitled to receive a stock award of $6,000 in restricted shares per month of the Company’s common stock, which vest on a quarterly basis. Mr. Toups was also entitled to reimbursement for all reasonable travel and other business expenses incurred by him.  This Consulting Agreement was renewed for a term of six months on September 15, 2011 under the same terms and conditions.  The Company currently does not have a written agreement with its Chief Financial Officer, but continues to compensate him under the same terms and conditions as his previous agreement.

On October 1, 2010, the Company entered into a consulting agreement with its financial controller. The agreement was for a twelve-month term. Under the terms of the agreement, the financial controller was to be compensated RMB 20,000 per month and 20,000 shares annually in restricted common shares to be awarded beginning on January 1, 2011 on a quarterly basis.  The Company currently does not have a written agreement with its financial controller, but continues to compensate her under the same terms and conditions as her previous agreement.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of November 28, 2012 by the following:

·	Each shareholder who beneficially owns more than 5% of our common;
·	Each of our named executive officers;
·	Each of our directors; and
·	Executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Shares of our common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days of November 28, 2012 (including shares subject to restrictions that lapse within 60 days of November 28, 2012) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ren Zhiqing	20,400,000	67.6%
Pan Mingxiao	1,499,997	5.0%
Ren Xudong	1,470,001	4.9%
Michael Toups (2)	113,614	*
Dora Dong (3)	13,602	*
Dr. Jun Zhang (4)	13,602	*
Ying Fengmei (5)	1,389	*
All such directors and executive officers as a group (8 persons)	23,512,205	77.9%

* Less than 1% of the issued and outstanding common stock as of November 28, 2012.

(1)
All shares are owned of record and beneficially. Total shares outstanding were 30,069,629 as of November 28, 2012, (plus accrued shares of 110,916 equal total shares of 30,180,545).  Except as otherwise noted, each shareholder’s address is c/o China Bilingual Technology & Education Group Inc., No. 2 Longbao Street, Xiodian Zone, Taiyuan City, Shanxi Province, China 030031.

(2)
Pursuant to his previous agreement with the Company, Michael Toups shall receive $6,000 per month in consideration for his services as Chief Financial Officer of the Company. In addition, Mr. Toups is entitled to receive a stock award of $72,000 in shares of the Company's common stock, which vest on a quarterly basis. The Company has issued 39,547 shares of common stock to Mr. Toups as compensation for his service tendered and has accrued an additional 74,067 shares of common stock as of August 31, 2012.

(3)
Pursuant to her previous agreement with the Company, Dora Dong shall receive $9,000 annually in consideration of her services as an independent director.  In addition, Ms. Dong is entitled to receive a stock award of $9,000 per annum in shares of the Company's common stock, which vest on a quarterly basis. The Company has issued 4,344 shares of common stock to Ms. Dong as compensation for her service tendered and has accrued an additional 9,258 shares of common stock as of August 31, 2012.

(4)
Pursuant to his previous agreement with the Company, Dr. Jun Zhang shall receive $9,000 annually in consideration of his services as an independent director.  In addition, Dr. Zhang is entitled to receive a stock award of $9,000 per annum in shares of the Company's common stock, which vest on a quarterly basis. The Company has issued 4,344 shares of common stock to Dr. Zhang as compensation for his service tendered and has accrued an additional 9,258 shares of common stock as of August 31, 2012.

(5)
The Company issued 1,389 shares of common stock to Ying Fengmei as compensation for her services rendered to the Company for the last quarter of 2010 and the first quarter of 2011.  Ms. Ying currently does not receive any restricted common stock for her services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ren Zhiqing is the Chief Executive Officer and a director of the Company and ultimate controlling shareholder of the Company.  He is the father of Mr. Ren Xudong, our Vice President and Secretary, and the cousin of Mr. Pan Mingxiao, Executive Vice President and Director.  Together these three individuals control 77.5% of the outstanding common stock of the Company.

At December 31, 2010, the Company had no amounts due from or due to related parties.  At August 31, 2012 and 2011, the Company had the following amounts due from or due to related parties as outlined below:

Due To Related Parties

	August 31, 2012	August 31, 2011
Ren Zhiqing (i)	$4,550,762	$7,842,522
Total	$4,550,762	$7,842,522

(i)
Ren Zhiqing is the president and a director of the Company, as well as the majority controlling shareholder of the Company.  The amounts due to Ren Zhiqing as of August 31, 2012 and 2011 represent loans to the Company, which are unsecured, interest-free and payable to Ren Zhiqing. The amount due to Ren Zhiqing as of August 31, 2012 and 2011 represents a loan to the Company primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended August 31, 2011 and 2012, the total fees charged to the Company for audit services, including quarterly reviews were $284,000 and $175,000, respectively.

Audit-Related Fees

For the years ended August 31, 2011 and 2012, the total audited related fees charged to the Company were $13,073 and $0, respectively.

Tax Fees

For the years ended August 31, 2011 and 2012, the total tax fees charged to the Company were $7,500 and $7,500, respectively.

All Other Fees

For the years ended August 31, 2011 and 2012, the total other fees charged to the Company were $0 and $0, respectively.

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

10.5	Loan Agreement, dated August 16, 2011, by and between Shanxi Taiji and Shanxi Trust Co., Ltd. (filed with Annual Report on Form 10-K on November 29, 2011 and incorporated herein by reference)
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*
EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase*
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Bilingual Technology & Education Group Inc.

November 29, 2012	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chief Executive Officer (Principal Executive Officer)

November 29, 2012	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ren Zhiqing	Chief Executive Officer and Chairman (Principal Executive Officer)	November 29, 2012
Ren Zhiqing

/s/ Pan Mingxiao	Executive Vice-President and Director	November 29, 2012
Pan Mingxiao

/s/ Michael Toups	Chief Financial Officer (Principal Financial Officer)	November 29, 2012
Michael Toups

/s/ Dora Dong	Director	November 29, 2012
Dora Dong

/s/ Dr. Jun Zhang	Director	November 29, 2012
Dr. Jun Zhang

/s/ Ying Fengmei	Director	November 29, 2012
Ying Fengmei