Form 10-Q
period 2012-11-30
China Bilingual Technology & Education Group Inc.
filed 2013-01-14
CIK 1470129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012
or
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

As of January 14, 2013, the issuer had 30,069,629 outstanding shares of Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
	November 30, 2012	August 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,032,544	$30,410,983
Due from related parties	821,504	-
Prepayment and other current assets	1,924,991	4,078,038

Total Current Assets	11,779,039	34,489,021

LONG-TERM ASSETS:
Property, plant and equipment, net	82,800,707	82,250,434
Land use rights, net	48,287,475	48,118,088

Total Long-Term Assets	131,088,182	130,368,522

TOTAL ASSETS	$142,867,221	$164,857,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$205,510	$165,743
Short-term payable-acquisition	15,182,022	32,721,915
Due to related parties	-	4,550,762
Other Payables	679,606	951,468
Refundable deposits	159,059	134,661
Deferred School Fees	35,381,566	45,902,425
Home purchase down payment	917,809	919,458
Short-term bank loan	7,966,477	-
Accrued expenses and other current liabilities	1,247,921	1,026,225

Total Current Liabilities	61,739,970	86,372,657

LONG-TERM LIABILITIES:
Long-term bank loan	11,153,068	11,045,539
Long-term payable-acquisition	14,196,740	14,808,754

Total Long-Term Liabilities	25,349,808	25,854,293

TOTAL LIABILITIES	87,089,778	112,226,950

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,069,629 issued and outstanding as of November 30, 2012 and August 31, 2012	30,070	30,070
Additional paid-in capital	163,389	163,389
Retained earnings	52,367,204	49,746,368
Accumulated other comprehensive income	3,216,780	2,690,766

TOTAL STOCKHOLDERS’ EQUITY	55,777,443	52,630,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,867,221	$164,857,543

 The accompanying notes to these consolidated financial statements are an integral part of these balance sheets.

  China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	For the Three Months Ended November 30,
	2012	Restated 2011

REVENUES	$11,643,327	$10,425,986
COST OF REVENUES	7,749,835	7,233,030
GROSS PROFIT	3,893,492	3,192,956
OPERATING EXPENSES
General and Administrative Expenses	480,628	504,522
TOTAL OPERATING EXPENSES	480,628	504,522
INCOME FROM OPERATIONS	3,412,864	2,688,434
OTHER INCOME (EXPENSE)
Interest Income	30,303	28,616
Interest Expense	(822,331)	(1,380,683)
NET INCOME BEFORE INCOME TAXES	$2,620,836	$1,336,367
INCOME TAX EXPENSE	-	-
NET INCOME	$2,620,836	$1,336,367
Foreign currency translation, net of tax	526,014	19,609
COMPREHENSIVE INCOME	$3,146,850	$1,355,976

Earnings per Common Share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted Average Common Shares Outstanding:
Basic	30,182,029	30,014,528
Diluted	30,182,029	30,014,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended November 30,
	2012	Restated 2011

Cash Flows From Operating Activities:
Net income	$2,620,836	$1,336,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	838,680	863,051
Amortization	297,620	254,271
Accretion of interest payable – acquisition	491,413	831,595
Stock-based compensation	60,750	31,100
(Increases) Decreases in Assets:
Inventories	-	(33,254)
Prepayment and other current assets	2,182,316	3,827,924
Increases (Decreases) in Liabilities:
Accounts payable	37,971	84,330
Other payables	(279,787)	135,889
Refundable deposits	22,977	(253,197)
Prepaid tuition	(10,915,545)	(9,646,959)
Home purchase down payment	(10,549)	7,769
Accrued expenses and other current liabilities	151,064	251,156
Net Cash Provided By (Used In) Operating Activities	(4,502,254)	(2,309,958)

Cash Flows From Investing Activities:
Deposits - long term assets	-	-
Fixed asset additions	(589,433)	(423,612)
(Advance to) - related parties receivables	(820,084)	-
Net Cash Provided By (Used In) Investing Activities	(1,409,517)	(423,612)

Cash Flows From Financing Activities:
Payable – acquisition	(19,017,481)	(3,327,923)
(Repayments) of related party loans payables	(4,570,692)	-
Proceeds long term debt	7,928,579	-
Net Cash Provided By (Used In) Financing Activities	(15,659,594)	(3,327,923)

Effect of Exchange Rate Changes on Cash	192,926	6,181

Net Increase (Decrease) in Cash and Cash Equivalents	(21,378,439)	(6,055,312)

Cash and Cash Equivalents, Beginning of Period	30,410,983	15,090,521

Cash and Cash Equivalents, End of Period	$9,032,544	$9,035,209

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$86,778	$219,635
Cash paid for taxes	$-	$-

 The accompanying notes to consolidated financial statements are an integral part of these statements.

China Bilingual Technology & Education Group Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements

November 30, 2012 and 2011 (Unaudited)

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

The historical consolidated financial statements of the Company are those of KL, and of the consolidated entities.  The consolidated financial statements of the Company presented for the three months ended November 30, 2012 and 2011 included the financial statements of China Bilingual, KL, KL’s subsidiary Taiyuan Taiji Industry Development co., Ltd. (“Taiyuan Taiji”), a wholly-foreign owned enterprise (“WFOE”) under the laws of the Peoples Republic of China (“PRC”), which owns 95% of the registered capital of Shanxi Taiji Industry Development Co., Ltd. (“Shanxi Taiji”), an equity joint venture company organized under the laws of the PRC. Shanxi Taiji owns all of the registered capital of Shanxi Modern Bilingual School (“Shanxi North Campus”) and Sichuan Guang’an Experimental High School (“Sichuan Guang’an School”), both private non-enterprise entities incorporated under the laws of the PRC, collectively the “Subsidiaries.”

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

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 650,000,000 (approximately $102,565,721), of which RMB 370,217,933 (approximately $55,444,697) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows: (See Note 18 – Business Combination for additional details on the Equity Transfer Agreement.)

1)	RMB 119,782,067 (approximately $19,017,481) to be paid by August 31, 2012, but was paid on September 3rd, 2012

2)	RMB 100,000,000 (or RMB 95,286,928, approximately $15,182,022, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 89,103,000, approximately $14,196,740, net of discount) by August 31, 2014.

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

Prior to closing the Equity Transfer Agreement, the Company became involved in the operations of the Shanxi South Campus in the spring of 2011. With the consent of the Investment Company, the Company assisted in the operations, accounting and promotion of the school to attract more and better students for the 2011-2012 school year. Some of these responsibilities included collecting deferred school fees, room & board and other school fees (“School Fees”) in advance of the school year, which combined with better operations, higher tuition rates and an increase in enrollment led to an increase in deferred revenue at the start of the 2011 – 2012 school year, which corresponds to the fiscal year from September 1, 2011 to August 31, 2012. The Company’s involvement at the Shanxi South Campus was under the direction of Investment Company management until it assumed control of the Investment Company on August 31, 2011, in accordance with the Equity Transfer Agreement.

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

(iii)  Sichuan Guang’an Experimental High School (the “Sichuan Guang’an School”) was established in 2002 by Shanxi Taiji.  It operates as a private K-12 boarding school on a 23 acre campus in Guang’an, Sichuan Province.  The Sichuan Guang'an School holds a four year provincial license to be renewed March, 2015.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements at August 31, 2012 as filed in the Company Form 10-K filed with the SEC on November 29, 2012.

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

The Company applies the provisions of accounting guidance, FASB ASC Topic 820 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of November 30, 2012, the fair value of cash and cash equivalents, other receivables, accounts payable, short term bank loans, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates except for related party debt or receivables for which it is not practicable to estimate fair value.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets and/or liabilities carried at fair value on a recurring basis at November 30, 2012.

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

 (b)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There are no restrictions to cash at November 30, 2012. A substantial amount of the Company’s cash is held in bank accounts in the PRC and is not protected by the Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance. Given the current economic environment and the financial conditions of the banking industry there is a risk that deposits may not be readily available. Cash held in the PRC amounted to $9,032,544 and $30,410,983 at November 30, 2012 and August 31, 2012, respectively.  The PRC places limitations on expatriating cash out of the country, which may limit the Company’s ability to pay dividends.

(c)  Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased land use rights) are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, “Property, Plant, and Equipment,” and FASB ASC Topic 205, “Presentation of Financial Statements.”  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through November 30, 2012, the Company had not experienced impairment losses on its long-lived assets.  However, there can be no assurances that demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

(d)  Income taxes

On March 16, 2007, the PRC National People’s Congress passed the PRC Enterprise Income Tax Law (“New EIT Law”) which became effective on January 1, 2008.  Pursuant to the New EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied consistently to both domestic-invested enterprises and foreign-invested enterprises.

Shanxi Taiji, Taiyuan Taiji and the Investment Company are taxed pursuant to the New EIT Law with a unified enterprise income tax rate of 25%. Shanxi Taiji, Taiyuan Taiji and the Investment Company did not pay any income taxes during the three months ended November 30, 2012 due to net losses experienced in the past reporting periods. The three entities may apply the past periods’ net operating losses to futures years’ profits in order to reduce tax liability. Since Shanxi Taiji, Taiyuan Taiji and Investment Company have minimal business operations, the three entities are unlikely to have profits in future periods. As a result, all deferred tax assets and liabilities are deminimus, and management would have a 100% valuation allowance for all deferred tax assets.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A provision has not been made at November 30, 2012, and 2011 for U.S. or additional foreign withholding taxes of undistributed earnings of foreign subsidiaries because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the government.  However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current government officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of November 30, 2012 and August 31, 2012 are not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of November 30, 2012 and August 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on the current PRC tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next twelve months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows as of November 30, 2012 and August 31, 2012, but the 2012 and 2013 tax years are still open for examination.

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

The Company normally deferred school fees from students at their initial admission or before the start of the school year on September 1. As of August 31, 2012, all students are required to fully prepay school fees at the beginning of the school year by September 1, 2012 for the 2012-2013 school year. In prior periods this policy was not fully enforced. Some students will benefit from a discount of fees if they prepay School Fees for two to three years of school term. Deferred School Fees is the portion of payments received but not earned and is reflected as a current liability under deferred school fee  in the accompanying consolidated balance sheets as such amounts are expected to be earned, but may be refundable within the next year.

Below is a schedule of deferred school fees as of November 30, 2012 expected to be recognized into revenue over twelve months for the next year ended August 31 (corresponds to the school year – September 1 through August 31) and thereafter as follows:

Period Ended	November 30, 2012

2013	$32,348,102
2014	2,029,210
Thereafter	1,004,254
Total	$35,381,566

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

Translation adjustments net of tax totaled $526,014 and $19,609, for the three months ended November 30, 2012 and 2011, respectively.

As of November 30, 2012 and 2011, the exchange rate to the U.S. Dollar was RMB 6.2763 and RMB 6.3726, respectively. The average exchange rate for the three months ended November 30, 2012 and 2011 was RMB 6.3063 and RMB 6.3742, respectively.

 (g)  Comprehensive Income

The Company reports comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income,” which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive income is defined as all changes in stockholders' equity during a period, other than those resulting from investments by and distributions to stockholders (i.e., issuance of equity securities and dividends). Generally, for the Company, total comprehensive income equals net income plus or minus adjustments for currency translation.  Total comprehensive income represents the activity for a period net of related tax and was $3,146,850 and $1,355,976, for the three months ended November 30, 2012 and 2011, respectively.

While total comprehensive income is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income as of the balance sheet date.  For the Company, AOCI is primarily the cumulative balance related to the currency adjustments and increased comprehensive income and equaled $3,216,780 and $2,690,766, as of November 30, 2012 and August 31, 2012, respectively.

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

(i)  Advertising

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended November 30, 2012 and 2011 were not significant.

(j)  Research and Development

The Company expenses the cost of research and development as incurred.  Research and development costs for the three months ended November 30, 2012 and 2011, were not significant.

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

Basic and diluted earnings per share were $0.09 and $0.09 per share and $0.04 and $0.04 per share, respectively for the three months ended November 30, 2012 and 2011.

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

(m)  Reclassification

Certain reclassifications have been made to the consolidated financial statements as of November 30, 2012 and for the three months ended November 30, 2012 in order to conform to the condensed consolidated financial statement presentation as of November 30, 2012. These reclassifications had no effect on net income as previously reported.

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

NOTE 4 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	November 30, 2012	August 31, 2012
Cash – individual bank accounts	$1,355,467	$3,216,850
Advances to suppliers	239,223	568,324
Other prepaid	194,621	-
Other receivables	135,680	292,864
Total	$1,924,991	$4,078,038

Cash – individual bank accounts, is for funds advanced to employees for the purchase of school and boarding related materials for the day-to-day operations of the school.  Advances to suppliers are primarily advances, travel, and the other related expenses. The other prepaid and other receivables are primarily for certain operating requirements of the school.

NOTE 5 – DUE FROM/TO RELATED PARTIES

(i)	Due From Related Parties consisted of the following:
	November 30, 2012	August 31, 2012
Ren Zhiqing - Chairman	$821,504	$-
Total	$821,504	$-
(ii)	Due To Related Parties consisted of the following:

	November 30, 2012	August 31, 2012
Ren Zhiqing - Chairman	$-	$4,550,762
Total	$-	$4,550,762

Ren Zhiqing is the chairman and president of the Company, as well as the majority controlling shareholder of the Company.  The amount due from Ren Zhiqing as of November 30, 2012 represent a loan from the Company, which is unsecured, interest-free and payable to the Company.  The amount due to Ren Zhiqing as of August 31, 2012 represented a loan to the Company, which was unsecured and interest-free, primarily used for paying the equity holders of the Investment Company as part of the Equity Transfer Agreement dated August 31, 2011.

Section 13(k) of the Exchange Act provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our business, financial position, results of operations or cash flows.

As of November 30, 2012, the Company and Ren Zhiqing inadvertently violated Section 402 of Sarbanes-Oxley and Section 13(k) of the Exchange Act.  Ren Zhiqing has made arrangements with the Company to repay the full loan amount by the end of January 2013.

NOTE 6 – LAND USE RIGHTS, NET

Land use rights, net consisted of the following:

	November 30, 2012	August 31, 2012
Cost of land use rights	$50,649,897	$50,161,574
Less: Accumulated amortization	(2,362,422)	(2,043,486)
Land use rights, net	$48,287,475	$48,118,088

Amortization expense for three months ended November 30, 2012 and 2011 was $297,620 and $254,271, respectively.

Amortization expense for the next five years and thereafter is as follows

2012	$297,620
2013	1,190,480
2014	1,190,480
2015	1,190,480
2016	1,190,480
Thereafter	43,227,935
Total	$48,287,475

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2012	August 31, 2012
Buildings	$84,400,433	$83,567,268
Transportation equipment	1,023,908	1,014,036
Furniture & education equipment	8,742,127	8,090,748
Kitchen equipment	972,700	963,322
Computer & software	881,091	872,596
Total cost	$96,020,259	$94,507,970

Less: Accumulated depreciation	(13,219,552)	(12,257,536)

Property and equipment, net	$82,800,707	$82,250,434

For the three months ended November 30, 2012 and 2011, depreciation expense was $838,680 and $863,051, respectively.

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

NOTE 8 - OTHER PAYABLE

Other payables included traveling and the related expenses incurred by employees on behalf of the Company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

NOTE 9 – HOME PURCHASE DOWN PAYMENT

According to the Company’s Employee Welfare Policy, the Company may sign a home purchase agreement with teachers which would allow teachers to purchase home property at a discounted market rate. Pursuant to the home purchase agreement between the Company and teachers, teachers were given the right to purchase a home property upon their 8th year of service. There were two payment options:

(1) one-time full payment of the home purchase price based on the signed agreement; or (2) RMB 20,000 down payment with remaining balance to be paid in 8 equal annual installments until their 8th year of service. Those teachers who selected option (2) would be charged an interest of 7% if they do not make payment on time during the 8 year period. If teachers resign or leave the school for any reasons, they will be entitled to a refund based on the terms of the home purchase agreement. There were minimal refunds for the three months ended November 30, 2012 and 2011. For accounting purposes, cash received from teachers through payment options (1) and (2) and late interest payments are recorded as deposits at the time of receipt. The Company recognizes profit when the sale is consummated.

The Company records the home purchase transactions in accordance to the deposit method pursuant to FASB ASC Topic 360-20, “Real Estate Sales”. Under the deposit method, the seller does not recognize any profit, does not record notes receivable, and continues to report in its financial statements the property which has been assumed by the buyer. Cash received from the buyer, including the initial investment and subsequent collections of principal and interest, is reported as a deposit. Interest collected that is subject to refund and is included in the deposit account before a sale is consummated is accounted for as part of buyer’s initial investment at the time the sale is consummated. There were no apartments sold for the three months ended November 30, 2012 and 2011, and as such the Company recognized no income from selling apartments. As of November 30, 2012 and August 31, 2012, home deposits were $917,809 and $919,458, respectively.

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	November 30, 2012	August 31, 2012
Accrued payroll	$707,892	$702,338
Individual tax withholding	10,589	7,159
Other accrued expenses	529,440	316,728
Total	$1,247,921	$1,026,225

NOTE 11 – STOCK BASED COMPENSATION

The Chief Financial Officer is entitled to receive $6,000 per month in cash compensation for his services, as well as a stock award of $6,000 per month in shares of the Company’s restricted common stock, which vest on a quarterly basis.  During the three months ended November 30, 2012, the Chief Financial Officer earned and was vested in 40,000 shares of restricted common stock as part of his consideration.  As of November 30, 2012, the Company has accrued 114,067 shares of restricted common stock to be issued to its Chief Financial Officer.

Two of the Company’s independent directors are entitled to each receive $9,000 annually in cash compensation for their services, as well as a stock award of $9,000 annually in shares of the Company’s restricted common stock, which vests on a quarterly basis.  During the three months ended November 30, 2012, the two independent directors collectively earned and were vested in 10,000 shares of restricted common stock as part of their consideration.  The two independent directors also agreed to convert their accrued cash compensation of $18,000 each into 40,000 shares each.  As of November 30, 2012, the Company has accrued a total of 108,516 shares of restricted common stock to be issued to two of its independent directors.

The financial controller is entitled to receive RMB 20,000 (approximately USD $3,138) per month in cash compensation for her services, as well as a stock award of 5,000 shares of the Company’s restricted common stock, which vest on a quarterly basis.  During the three months ended November 30, 2012, the financial controller earned and was vested in 5,000 shares of restricted common stock as part of her consideration.  As of November 30, 2012, the Company has accrued 23,333 shares of restricted common stock to be issued to its financial controller.

The above-mentioned securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.

NOTE 12 – REFUNDABLE DEPOSITS

Students living on campus are required to pay a deposit of approximately RMB 60,000 at their initial admissions or before the start of the school year in September. If a student has any damages to the school housing, the repair and maintenance expense will be deducted directly from his or her student deposit. Any remaining balance in student deposits is fully refunded upon graduation or if students leave the school for any reasons. For the three months ended November 30, 2012 and 2011, there were minimal damages to the school housing and no student deposit was deducted to pay for the repair and maintenance expense. As of November 30, 2012 and August 31, 2012, refundable deposits were $159,059 and $134,661, respectively.

NOTE 13 – SHORT-TERM BANK LOAN

The Company’s subsidiary Shanxi North School borrowed RMB 50,000,000 (approximately $7,966,477) from Shanghai PuDong Development Bank under a one-year term from September 10, 2012 due September 9, 2013 at a 7.2% interest rate, interest-only payable quarterly.

NOTE 14 – LONG-TERM BANK LOAN

The Company’s subsidiary Shanxi South School borrowed RMB 70,000,000 (approximately $11,045,539) from Shanghai PuDong Development Bank under a three-year loan from August 21, 2012 due August 20, 2015 at a 7.38% interest rate, interest-only payable quarterly.

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

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of November 30, 2012 and August 31, 2012, the Company does not have a liability for unrecognized tax benefits.

The Company’s estimated income tax savings for the three months ended November 30, 2012 and 2011 are summarized as follows:
	For the three months ended November 30,
	2012	2011
Tax savings	$655,209	$334,092

Had the Company’s tax exemption not been in the place for the three months ended November 30, 2012 and 2011, the Company estimates the following pro-forma financial statement impact:

	For the three months ended November 30,
	2012	2011
Net income before tax provision, as reported	$2,620,836	$1,336,367
Less tax provision exempted	(655,209)	(334,092)
Pro-forma net income	$1,965,627	$1,002,275

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended November 30, 2012 and 2011.

The following table sets forth the computation of basic and diluted net income per share:

	For the three months ended November 30,
	2012	2011
Net income	$2,620,836	$1,336,367
Basic weighted average outstanding shares of common stock	30,182,029	30,014,528
Diluted weighted average common stock and stock equivalents	30,182,029	30,014,528
Earnings per share:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

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

During the three months ended November 30, 2012 and 2011, the Company contributed $86,464 and $73,239 in pension contributions, respectively.

NOTE 18 – BUSINESS COMBINATION - EQUITY TRANSFER AGREEMENT

On August 31, 2011, the Company completed the acqusition of the equity interests in Shanxi Rising Education Investment Company, Limited (the “Investment Company”) from its equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806) under the terms of the Equity Transfer Agreement, (the “Acquisition”).  The Acquisition has been accounted for as a business combination under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”).  The total purchase consideration of RMB 690,000,000 has been discounted to its net present value and allocated to the net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of August 31, 2011.  As of the balance sheet date, November 30, 2012, the exchange rate to the US Dollar was RMB 6.2763.

Description of Acqusition

On August 31, 2011, the Company’s entered into an Equity Transfer Agreement and purchased all of the outstanding equity of Shanxi Rising Education Investment Company Limited (the “Investment Company”) from the equity holders (the “Sellers”) for a total purchase consideration of RMB 690,000,000 (approximately $108,226,806).  The net present value of the total fair value consideration transferred equals RMB 650,000,000 (approximately $102,565,721), of which RMB 370,217,933 (approximately $55,444,697) has been paid. Under the terms of the Equity Transfer Agreement the balance of the purchase price is to be paid over three years in three scheduled payments as follows: (See Note 18 – Business Combination for additional details on the Equity Transfer Agreement.)

1)	RMB 119,782,067 (approximately $19,017,481) to be paid by August 31, 2012, but was paid on September 3rd, 2012

2)	RMB 100,000,000 (or RMB 95,286,928, approximately $15,182,022, net of discount) by August 31, 2013, and

3)	RMB 100,000,000 (or RMB 89,103,000, approximately $14,196,740, net of discount) by August 31, 2014.

The net present value of the payments is discounted at the Company’s then current financing interest rate of 6.84%..

The Investment Company is an education company that owns and operates a K-12 private boarding school in the PRC, encompassing kindergarten, primary and secondary education. The Investment Company was established in 2001 and it has share capital of RMB 70,000,000. It is the parent company of Shanxi Rising School (the "Rising School"), founded 2002, located in Shanxi Province, PRC. The Rising School is now known by the Company as the “Shanxi South School.”

During the three months ended November 30, 2012, the Company paid RMB 119,782,067 (approximately $19,017,481) toward the debt to the seller and recorded RMB 3,099,000 (approximately $491,413) toward the accretion of the implied interest in the long-term and short-term portion of the payable - acquisition resulting from the fair value discount recorded as interest expense based on payments to the seller.  The net present value of the payments is discounted at the Company’s current financing interest rate of 6.84%.

  NOTE 19 – Restatement of November 30, 2011

The Company has restated its unaudited consolidated financial statements as of and for the balance sheet ended November 30, 2011 and the statement of operations and comprehensive income and cash flow for the three months ended November 30, 2011. The Company used 14% instead of 6.84% for the fair value discount rate, which resulted in improperly recording fixed assets, land use rights, short-term payable acquisition, long-term payable acquisition, interest expense, net income, comprehensive income and earnings per share. The consolidation of the balance sheet resulted in an increase to fixed assets of $2,162,226 and to land use rights of $3,167,081, and an increase to short-term payable acquisition of $1,383,107 and an increase to long-term payable acquisition of $3,946,200. The consolidation of the statement of operations and comprehensive income resulted in a decrease in interest expense for the three months ended November 30, 2011 of $683,929 and corresponding increase in net income and comprehensive income of $683,929.

The following is a summary presentation of corrections made to the Company’s consolidated balance sheet as of November 30, 2011 and the statement of operations and comprehensive income and cash flow for the three months ended November 30, 2011 previously filed on Form 10-Q on January 17, 2012.

BALANCE SHEET- Unaudited

	November 30, 2011		November 30, 2011
	Previously Reported	Correction	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,035,209	$-	$9,035,209
Inventory	36,752	-	36,752
Due from related parties	-	-	-
Other current assets	5,800,956	-	5,800,956
Total Current Assets	14,872,917	-	14,872,917

LONG-TERM ASSETS:
Property, plant and equipment, net	81,556,090	2,162,226	83,718,316
Land use rights, net	45,550,079	3,167,081	48,717,160
Deposit paid for long-term assets	-	-	-
Total Long-Term Assets	127,106,169	5,329,307	132,435,476

TOTAL ASSETS	$141,979,086	$5,329,307	$147,308,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$133,198	-	$133,198
Short-term payable-acquisition	18,581,698	1,383,107	19,964,805
Due to related parties	7,846,091	-	7,846,091
Other Payables	469,277	-	469,277
Refundable deposits	542,950	-	542,950
Prepaid School Fees	29,867,566	-	29,867,566
Home purchase down payment	886,838	-	886,838
Short-term bank loan	15,692,182	-	15,692,182
Accrued expenses and other current liabilities	1,190,966	-	1,190,966
Total Current Liabilities	75,210,766	1,383,107	76,593,873

LONG-TERM LIABILITIES:
Long-term bank loan	$-	$-	$-
Long-term payable-acquisition	23,459,655	3,946,200	27,405,855

TOTAL LIABILITIES	98,670,421	5,329,307	103,999,728

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001par value; 75,000,000 shares authorized; 30,069,629, 30,014,528 issued and outstanding as of August 31, 2012 and 2011	30,015	-	30,015
Additional paid in capital	67,421	-	67,421
Retained earnings	40,753,178	-	40,753,178
Accumulated other comprehensive income	2,458,051	-	2,458,051

TOTAL STOCKHOLDERS’ EQUITY	43,308,665	-	43,308,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,979,086	5,329,307	$147,308,393

STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME- Unaudited

	For the Three Months
	Ended November 30,

	2011		2011
	Previously Reported	Correction	Restated

REVENUES	$10,425,986	$-	$10,425,986
COST OF REVENUES	7,233,030	-	7,233,030
GROSS PROFIT	3,192,956	-	3,192,956
OPERATING EXPENSES
General and Administrative Expenses	504,522	-	504,522
TOTAL OPERATING EXPENSES	504,522	-	504,522
INCOME FROM OPERATIONS	2,688,434	-	2,688,434
OTHER INCOME (EXPENSE)
Interest Income	28,616	-	28,616
Interest Expense	(2,064,612)	683,929	(1,380,683)
NET INCOME BEFORE INCOME TAXES	$652,438	$683,929	$1,336,367
INCOME TAX EXPENSE	-	-	-
NET INCOME	$652,438	$683,929	$1,336,367
Foreign currency translation, net of tax	19,609	-	19,609
COMPREHENSIVE INCOME	$672,047	$683,929	$1,355,976

Earnings per Common Share:
Basic	$0.02	$0.02	$0.04
Diluted	$0.02	$0.02	$0.04

Weighted Average Common Shares Outstanding:
Basic	30,014,528	-	30,014,528
Diluted	30,014,528	-	30,014,528

STATEMENT OF CASH FLOWS – Unaudited

	For The Three Months Ended November 30,
	2011 Previously Reported	Correction	2011 Restated

Cash Flows From Operating Activities:
Net income	$652,438	683,929	$1,336,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	863,051	-	863,051
Amortization	254,271	-	254,271
Accretion of interest payable - acquisition	1,515,524	(683,929)	831,595
Stock-based compensation	31,100	-	31,100
(Increases) Decreases in Assets:
Inventories	(33,254)	-	(33,254)
Prepayment and other current assets	3,827,924	-	3,827,924
Increases (Decreases) in Liabilities:
Accounts payable	84,330	-	84,330
Other payables	135,889	-	135,889
Refundable deposits	(253,197)	-	(253,197)
Prepaid tuition	(9,646,959)	-	(9,646,959)
Home purchase down payment	7,769	-	7,769
Accrued expenses and other current liabilities	251,156	-	251,156
Net Cash Provided By (Used In) Operating Activities	(2,309,958)	-	(2,309,958)

Cash Flows From Investing Activities:
Deposits - long term assets	-	-	-
Fixed asset additions	(423,612)	-	(423,612)
Receipts - related parties receivables	-	-	-
Net Cash Provided By (Used In) Investing Activities	(423,612)	-	(423,612)

Cash Flows From Financing Activities:
Payable – acquisition	(3,327,923)	-	(3,327,923)
Net Cash Provided By (Used In) Financing Activities	(3,327,923)	-	(3,327,923)

Effect of Exchange Rate Changes on Cash	6,181	-	6,181

Net Increase (Decrease) in Cash and Cash Equivalents	(6,055,312)	-	(6,055,312)

Cash and Cash Equivalents, Beginning of Period	15,090,521	-	15,090,521

Cash and Cash Equivalents, End of Period	$9,035,209	-	$9,035,209

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$219,635	-	$219,635
Cash paid for taxes	$-	-	$-

 NOTE 20 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from November 30, 2012 and has concluded no events need to be reported during this period.

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

Highlights and Executive Summary

China Bilingual Technology & Education Group Inc.  (the “Company”, “we”, “us” or “our”) is an education company that owns and operates high-quality K-12 private boarding schools in the People’s Republic of China (the “PRC”). The Company established school operations in 1998 and currently operates three schools encompassing kindergarten, elementary, middle and high school levels with approximately 14,583 students and 2,150 faculty and staff. The Company’s schools are located in Shanxi and Sichuan Provinces and provide students with an innovative and high-quality education with a focus on fluency and cultural skills in both Chinese and English, as well as a strong core curriculum.  The schools regularly rank among the top schools in their respective regions for college entrance exam scores and national college entrance rates. The Company’s schools have earned excellent teaching reputations and are recognized for the success of their students and strong faculty. As the PRC experiences rapid industrialization and economic growth, the government is focused on education as a means to increase worker productivity and raise the standard of living. Parents in the PRC’s new middle and upper classes are sending their children to receive private school education to give them an advantage in the PRC’s increasingly competitive workforce. The Company’s sector in education is not subject to corporate income tax, and the Company anticipates its growth will come from both organic growth through increased enrollment and expansion of its business model and teaching methods into new schools, which may be acquired by the Company.

The Company was incorporated in the State of Nevada on March 31, 2009 under the name Designer Export, Inc.  On June 30, 2010, the Company changed its name to China Bilingual Technology & Education Group Inc.

 Results of Operations

For the Three Months Ended November 30, 2012 Compared to the Three Months Ended November 30, 2011

Revenues

For the three months ended November 30, 2012, we had total revenues of $11,643,327, an increase of $1,217,341 or 11.7% as compared to total revenues of $10,425,986 for the three months ended November 30, 2011. The revenue growth was primarily attributable to the increase in enrollment of 1,363 students, or 10.3% to approximately 14,583 students for the current 2012-2013 school year from approximately 13,220 students during the 2011-2012 school year.

For the 2012-2013 school year we have fully implemented our campus transition for the Shanxi North School campus to become the Taiyuan-area campus for kindergarten, primary and lower middle school classes. Our Shanxi South School campus has now become the Taiyuan-area campus for upper middle school and high school.  We believe this transition makes the schools operate more efficiently and competitively as we fully integrate the two schools.

The school year typically runs from September 1 through August 31 and corresponds to the fiscal year end on August 31.  The Company recognizes prepaid school fees (including tuition, room & board and other school fees, herein after "School Fees") evenly over the twelve month period. Unrecognized school fees are a liability recorded as deferred school fees until earned.

Cost of Revenue

For the three months ended November 30, 2012, our cost of revenue was $7,749,835 (66.6% of revenues), an increase of $516,805 or 7.1% as compared to cost of revenue of $7,233,030 (69.4% of revenues) for the three months ended November 30, 2011. The increase in cost of revenue was primarily the result of the increased enrollment of 1,363 students. Teacher and staff salaries increased $547,744 or 18.2% to $3,554,255 for the three months ended November 30, 2012 compared to $3,006,511 for the three months ended November 30, 2011.  Teacher and staff positions increased 274, or 14.6% to approximately 2,150 teachers and staff for the current 2012-2013 school year from approximately 1,876 teachers and staff during the 2011-2012 school year to support the increased enrollment.

The Shanxi South School campus acquired on August 31, 2011 was previously underutilized and our overall capacity utilization rate decreased from over 90% for our two schools during the year ended August 31, 2011 to approximately 66% for the three schools during the year ended August 31, 2012. For the three months ended November 30, 2012 the capacity utilization increased to 72.9% due to the increased enrollment.  The Company continues to work toward increasing the capacity utilization rate of all three schools, which lowers the fixed costs per student based on higher enrollment.  The increased costs for the three months ended November 30, 2012 was from the increase in teacher and staff salaries to support the increase in enrollment, as well as $895,379 in depreciation and amortization expense allocated to cost of revenue primarily associated with the approximately $108.2 million acquisition of the Shanxi South School.

School Campus	Enrollment	Capacity	% Current Capacity
Shanxi North School	4,893 students	6,000 students	81.6%
Shanxi South School	6,835 students	10,000 students	68.4%
Sichuan Guang’an School	2,855 students	4,000 students	71.4%
TOTAL	14,583 students	20,000 students	72.9%

We continue to maintain our strict enrollment standards to preserve our strong academic reputation.   We seek quality applicants to maximize our enrollment, which lowers our cost of revenues as a percentage of revenues as our overhead costs are primarily fixed.  We intend to maintain our current balance between enrollment and admission standards in accepting new students as we build back up to our historical capacity utilization rate.

General and Administrative Expenses

General and administrative expenses decreased $23,894 or 4.7% to $480,628 for the three months ended November 30, 2012 from $504,522 for the same period of 2011.  The decrease in general and administrative expenses was primarily attributable to a decrease in administrative expenses as compared to the three months ended November 30, 2011 when we incurred additional audits costs to account for our change in fiscal year end to August 31.

Interest Expense

Interest expense decreased $558,352 or 40.4% to $822,331 for the three months ended November 30, 2012 from $1,380,683 for the same period of 2011.  The bank financing costs of the Company decreased $218,170 based on a lower negotiated interest rate.  The Company also recorded lower accretion of the implied interest in the long-term and short-term portion of the payable-acquisition resulting from the fair value discount recorded as interest expense based on payments to the seller of the Shanxi South School.  The net present value of the payments is discounted at the Company’s current financing interest rate of 6.84%.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA increased $745,096 or 19.4% to $4,579,468 for the three months ended November 30, 2012 from $3,834,372 for the same period of 2011.  The increase was primarily attributable to the increase in revenues as a result of the increased enrollment of 1,363 students for the three months ended November 30, 2012.

Net Income

As a result of the factors described above, we had net income attributable to shareholders in the amount of $2,620,836 for the three months ended November 30, 2012, as compared to $1,336,367 for the three months ended November 30, 2011. The increase of $1,284,469 or 96.1% between the periods resulted primarily from the increased enrollment of students and the decrease in interest expense.

Earnings per share increased to $0.09 per share for the three months ended November 30, 2012 from $0.04 per share for the three months ended November 30, 2011 due to the increase of net income.

Comprehensive Income

The functional currency of the Company is Chinese Renminbi (“RMB”), but we report our results in U.S. Dollars. The conversion of our accounts from RMB to U.S. Dollars results in translation adjustments. As a result, we achieved a currency translation adjustment gain of $526,014 during the three months ended November 30, 2012, as compared to a gain of $19,609 during the three months ended November 30, 2011. Our comprehensive income was $3,146,850 for the three months ended November 30, 2012, as compared to $1,355,976 for the three months ended November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2012, our cash and cash equivalents were $9,032,544.  Our principal source of cash is prepaid School Fees from students who attend our schools. The Company collects tuition in advance of the school year and therefore has no accounts receivable.  We also use our other current assets balance of $1,924,991 to finance school related activities as advances or prepayment for the purchase of school and boarding related materials for the day-to-day operations of the schools.  Based on our current operating plan, we believe that our existing resources, including cash flow generated from operations as well as available bank loans, will be sufficient to meet our working capital requirement for our current operations and any prepaid tuition obligations. Our bank loans have terms of one to three years, and the Company believes they may be renewed as needed based on the credit worthiness of the Company.  The Company also has $821,504 on November 30, 2012 in related party receivable from its Chairman, which is non-interest bearing and is expected to be re-paid by the end of January 2013.  The Company’s installment payment of $19,017,481 for the acquisition of the Shanxi South Campus (Short-term payable acquisition) was due on August 31, 2012, but was paid from our cash balance on September 3, 2012.  The Company has collected substantially all of its prepaid tuition for the 2012 – 2013 school year and recorded it as a liability under deferred school fees of $45,902,425.  Based on our profit margin and available debt sources, we believe we have sufficient cash to operate our business.  We are also considering alternatives for longer-term outside financing of debt or equity based on the asset strength of our balance sheet.  In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources, although there is no assurance that we will be able to obtain additional capital at suitable terms if and when it is needed.

Cash Flows from Operating Activities

Cash used in operating activities increased $2,192,296 or 94.9% to $4,502,254 for the three months ended November 30, 2012 compared to $2,309,958 used in operating activities for the three months ended November 30, 2011. The increase was primarily attributable to the decrease in prepayment and other current assets, higher refundable deposits and the lower accretion of the interest payable because of lower interest rates.

Cash Flows from Investing Activities

Cash used in investing activities increased $985,905 or 232.7% to $1,409,517 for the three months ended November 30, 2012 as compared to $423,612 used in the three months ended November 30, 2011. The increase in cash used by investing activities resulted primarily from a related party receivable.

Cash Flow from Financing Activities

Cash used in financing activities increased $12,331,671 or 370.6% to $15,659,594 for the three months ended November 30, 2012 as compared to $3,327,923 used in the three months ended November 30, 2011. The increase in cash used in financing activities resulted from the repayment of loans associated with the acquisition of the Shanxi South School.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended November 30,
	2012	2011

Cash at beginning of period	$30,410,983	$15,090,521
Net cash provided by operating activities	(4,502,254)	(2,309,958)
Net cash used in investing activities	(1,409,517)	(423,612)
Net cash used by financing activities	(15,659,594)	(3,327,923)
Effect of exchange rate changes on cash	192,926	6,181
Cash at end of period	$9,032,544	$9,035,209

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

Impairment analysis for long-lived assets and intangible assets

The Company’s long-lived assets and other assets (consisting of property and equipment and purchased intangible assets) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”.  The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through November 30, 2012, the Company had not experienced impairment losses on its long-lived assets.

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

As of November 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Ren Zhiqing, and Chief Financial Officer, Michael Toups, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

During the three months ended November 30, 2012, the Company and Ren Zhiqing, our chairman and president, inadvertently violated Section 402 of Sarbanes-Oxley and Section 13(k) of the Exchange Act.  Ren Zhiqing borrowed $821,504 from the Company during the three month period ended November 30, 2012.  The amount due from Ren Zhiqing as of November 30, 2012 represent a loan from the Company, which is unsecured, interest-free and payable to the Company.

Section 13(k) of the Exchange Act provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our business, financial position, results of operations or cash flows.

Ren Zhiqing has made arrangements with the Company to repay the full loan amount by the end of January 2013.  In addition, in response to the matter set forth above, our board of directors will adopt a policy regarding approval of related party transactions. Under the policy, any related party transaction involving an aggregate amount that is expected to exceed $50,000 must be approved by the audit committee of our board of directors, and no director may participate in any discussion or approval of a transaction that would be considered to be a related party transaction in which such person is interested.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended November 30, 2012, we have taken additional measures to strengthen our financial controls, which have included training for our accounting staff and allocating financial and human resources to strengthen our internal control structure.  We also plan to contract with an outside consulting firm to assist the Company in our Sarbanes Oxley (“SOX”) compliance and internal controls.  The Company has internally begun the processes toward SOX compliance, including mapping, testing, analysis and assessment.  The Company has hired a person to work directly with external consultants regarding internal controls.  This person’s experience included eight years of audit and business advisory work with a “Big 4” accounting firm, as well as an affiliate of an international accounting and consulting firm.  With the addition of the Shanxi South School, the Company will also be hiring additional accounting and administrative support personnel to work with our accounting staff on our month-end, quarter-end and year-end closings and procedures.  We are in the process of bringing all three schools onto the same accounting platform and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 24, 2009).
3.2	By-Laws (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 24, 2009).
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer**
32.2	Section 906 Certification of Principal Financial Officer**
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*Filed herewith.
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BILINGUAL TECHNOLOGY & EDUCATION GROUP INC.

Date: January 14, 2013	By:	/s/ Ren Zhiqing
Ren Zhiqing
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 14, 2013	By:	/s/ Michael Toups
Michael Toups
Chief Financial Officer (Principal Financial and Accounting Officer)