Form 10-K
period 2025-08-31
VisitIQ Corp.
filed 2026-05-20
CIK 1470129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0001-470129

VisitIQ Corp.

(Exact name of registrant as specified in its charter)

Nevada	86-2465117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
729 N. Washington Ave., Suite 600,	55401
Minneapolis, Minnesota
(Address of Principal Executive Offices)	(Zip Code)

(763) 200-7994

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 28, 2025, the last business day of the registrant's second quarter of fiscal year 2025, based on the closing price of $0.35 for the registrant's common stock, as reported on the OTC Markets Pink Sheets, was approximately $234,000. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 28, 2026, the last business day of the registrant's most recently completed second quarter of fiscal year 2026, based on the closing price of $1.00 for the registrant's common stock, as reported on the OTC Markets Pink Sheets, was approximately $670,000. Shares of common stock beneficially owned by each executive officer, director and holder of more than 10% of the shares of common stock have been excluded in that such persons may be deemed to be affiliates.

As of April 30, 2026, there were 2,133,236 shares of the registrant’s common stock outstanding.

MARKET AND INDUSTRY DATA

Information contained in this Annual Report concerning the market and the industry in which we compete, including our market position, general expectations of market opportunity and market size, is based on information from various third-party sources, assumptions made by us based on such sources and our knowledge of the markets for our services and solutions. Any estimates provided herein involve numerous assumptions and limitations, and you are cautioned not to give undue weight to such information. Third-party sources generally state that the information contained in such source has been obtained from sources believed to be reliable but that there can be no assurance as to the accuracy or completeness of such information.

The industry in which we operate is subject to a high degree of uncertainty and risk. As a result, the estimates and market and industry information provided in this Annual Report are subject to change based on various factors, including those described in the section entitled “Risk Factors - Risks Related to Our Business and Our Industry” and elsewhere in this Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, be, statements about:

●	our market opportunity;

●	our growth strategy, including our plan to rapidly increase the number of customer relationships we have in the coming years and our ability to rapidly scale our business model to meet customer demand;

●	our ability to execute our business plan, which may be affected by, among other things, competition and our ability to grow and manage growth profitably, maintain relationships with customers and retain our key employees;

●	technological advancements being pursued by our engineering team;

●	our ability to service and comply with our indebtedness;

●	our ability to raise financing in the future;

●	whether our existing cash will be sufficient to fund our operating expenses requirements and our ability to continue as a going concern;

●	the potential for our business development efforts to maximize the potential value of our portfolio;

●	regulatory developments in the United States and foreign countries;

●	our expectations regarding our strategic realignment and related initiatives;

●	our capital requirements and needs for additional financing;

●	our expected financial performance;

●	our expectations concerning costs of revenue; and

●	our expectations regarding engineering and development costs, as well as selling, administrative, interest and marketing expenses.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the impact of macroeconomic factors and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Part I, Item 1A of this Annual Report, and the other reports and documents that we have filed with the SEC.

Summary of Risk Factors

●	Our success and revenue growth depends on our ability to add and retain customers.

●	We often have long sales cycles, which can result in significant time between initial contact with a potential customer and execution of a customer agreement, making it difficult to project when, if at all, we will generate revenue from those customers.

●	We may experience fluctuations in our operating results, which could make our future operating results difficult to compare and predict.

●	If we do not manage our growth effectively, the quality of our platform and solutions may suffer, and our business, operating results and financial condition may be adversely affected.

●	Our industry is intensely competitive, and if we do not effectively compete against current and future competitors or fail to innovate and make the right investment decisions in our product offerings and platform, our business, operating results and financial condition could be harmed.

●	Acquisitions or strategic investments could be difficult to identify and integrate, divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.

●	The technology industry is subject to increasing scrutiny that could result in U.S. federal or state government actions that could negatively affect our business.

●	Our business and the effectiveness of our platform depends on our ability to collect and use data online. New consumer tools, regulatory restrictions and potential changes to web browsers and mobile operating systems all threaten our ability to collect such data, which could harm our operating results and financial condition and adversely affect the demand for our products and solutions.

●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

●	Any unfavorable publicity or negative public perception of current data collection practices could result in additional regulations which may impact the effectiveness of our data cloud and platform.

●	A significant inadvertent disclosure or breach of confidential and/or personal information we process, or a security breach of our or our customers’, suppliers’ or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations.

●	We depend on third-party data providers to operate our business, the disruption of which could adversely affect our business, operating results and financial condition.

●	If we fail to detect or prevent fraud or malware intrusion on our platform, devices, or systems, or into the systems or devices of our customers and their consumers, publishers could lose confidence in our platform, and we could face legal claims and regulatory investigations, any of which could adversely affect our business, operating results and financial condition.

●	Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence could adversely affect our business, results of operations, and financial condition.

●	We will need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.

●	The impact on our business and financial condition of incurring additional debt or issuing new debt or equity securities.

●	Catastrophic events such as pandemics, hurricanes, wildfires, tornadoes, earthquakes, flooding, droughts and power outages, and business and operational interruption by man-made problems such as war, conflicts and acts of terrorism.

●	We may issue additional equity or debt securities in the future in order to raise capital. Additional issuances of equity securities would dilute the investment of our current stockholders and could cause the market price of our common stock to decline.

PART I

Item 1. Business.

Overview

VisitIQ Corp., a Nevada corporation, historically invested in early-stage companies that were deemed to have the potential for high growth. VisitIQ Corp.’s main investment is in VisitIQ, LLC, a Delaware limited liability company, which provides an identity intelligence and activation solution for audience data that enables marketing campaign personalization, higher sales conversions, and increased ROI of digital marketing initiatives.

We have invested nearly $10 million into the development of our Artificial Intelligence (“AI”)-driven go-to-market (“GTM”) platform. This platform includes solutions for audience identification, enrichment, expansion, attribution and campaign activation, and is used by marketing agencies, major brands and enterprises across the globe to curb rising data costs, overcome restrictive data monopolies, and meet demand for personalization of marketing content and messaging across marketing channels. VisitIQ, LLC’s primary focus going forward will be on continued development of its intelligence and targeting platform, and uncovering new ways to incorporate AI-driven efficiencies into the marketing and sales workflow.

Marketing teams are seeing the modern GTM landscape shift under their feet. AI-driven search experiences have collapsed organic visibility across the internet. Zero-click search has removed the very behavior marketing teams previously relied upon to generate inbound demand. Paid acquisition costs continue to rise as platforms consolidate inventory and shrink signal availability. Most website visitors remain anonymous, most campaigns waste marketing dollars on the wrong audiences, and most brands have no practical way to understand who has visited their website, what they want, or whether they are actively in a buying cycle.

VisitIQ solves this problem by delivering a unified, AI-driven targeting platform that sits across the entire GTM stack—continuously enriching data, clarifying ICPs, identifying high-intent prospects and delivering audiences directly into the execution tools companies already use to run their GTM efforts.

VisitIQ’s AI models, identity assets, and automation logic enable the platform to generate high-precision audiences in real time. Our AI models support ICP generation, lookalike matching, behavioral prediction, and the vectorization of signals tied to movement, intent and lifestyle attributes. These models draw from a combination of customer-supplied inputs, VisitIQ-curated datasets, and partner signals, giving the platform matching and scoring capabilities that extend well beyond traditional marketing tools. Collectively, these models, identity frameworks, and data-processing methods form the technical foundation of the VisitIQ platform.

The VisitIQ Platform

VisitIQ is built to plug directly into the demand generation and campaign execution workflows already used by companies. Our platform analyzes external behavioral signals alongside a brand’s own customer and prospect data, surfaces salient patterns and generates conversion-ready audiences that can be activated in minutes. The outcome is simple and deliberate: marketers run more precise, higher-converting campaigns without adding extra software, manual list work or operational overhead. By replacing guesswork with real-time targeting intelligence, VisitIQ improves match rates, lowers customer acquisition costs, and increases the return on every marketing dollar spent.

The VisitIQ AI Story

AI drives every major function of VisitIQ. At the core of the product is an AI-based search and identification engine that analyzes customer data, website behavior and market signals to determine who a company’s real buyers are and how those buyers behave across digital and physical environments. Instead of relying on static filters or prebuilt segments, VisitIQ evaluates live data to surface the patterns that actually define a brand’s ICP.

The platform’s machine-learning models process customer, prospect and visitor data at scale to rank audiences based on similarity to high-value segments and their likelihood to engage or convert. Movement patterns, device activity, browsing behavior, and engagement signals are converted into vectorized representations that the system can search, combine, and score. This gives VisitIQ the ability to identify intent, lifestyle indicators, location-based tendencies, and cross-platform interactions with a level of specificity that traditional marketing systems cannot match.

Marketers interact with these capabilities through a natural-language interface that allows them to “talk” to their targeting platform. Instead of building SQL queries or relying on technical teams, users can ask the platform to identify an ICP, find more people like a specific segment, show who is demonstrating buying intent, or create a geo-filtered audience in plain language. The result is an AI-driven workflow that removes complexity from the targeting process while giving marketing teams direct access to the intelligence they need to run more precise campaigns.

AI-Driven Audience Targeting, Core Targeting Capabilities and Workflows

Marketers have always struggled to reach the right audiences, and, with the decline in organic search traffic due to the emergence of AI-powered search, that task has become increasingly challenging. The core of VisitIQ is an AI-driven targeting platform that replaces guesswork with clarity. Instead of relying on static personas, outdated CRM records, or broad demographic filters, VisitIQ analyzes real behavior, real identity, real intent, and real movement patterns to surface the audiences that are most likely to convert. Features of VisitIQ’s targeting platform include:

●	Identity Resolution & Visitor Identification. VisitIQ transforms anonymous website traffic into known contacts using privacy-compliant identity resolution. Browsing activity, device signals and third-party attributes are stitched into enriched profiles that marketers can immediately use in paid, email and CRM campaigns.

●	ICP Builder. VisitIQ’s AI-driven ICP Builder tool analyzes hundreds of customer attributes to define the traits shared by a company’s highest-value customers and website visitors, replacing manual research and static personas with high-value ICPs that are updated in real time and automatically finding new prospects whose attributes mirror those of ICPs.

●	Buyer Intent Intelligence (PulseIQ). The platform’s PulseIQ feature analyzes billions of behavioral signals across 50 categories and more than 40,000 topics to identify buyers actively researching relevant topics, allowing marketers to leverage real-time intent signals to prioritize outreach to prospects most likely to convert.

●	Geo-Targeting (GeoIQ). The GeoIQ feature uses offline movement signals to identify where prospects live, work, shop, and travel, unlocking hyper-local campaigns that combine digital and physical behavior.

●	Activation Engine. Our Activation Engine pushes every audience, instantly and automatically, directly into the channels GTM teams already use with no files, lists, exports, or operational overhead required. Audiences can be pushed instantly into major advertising platforms (e.g., LinkedIn, Meta, Google, X and TikTok), CRM systems, and marketing automation tools (e.g., HubSpot, Marketo and MailChimp). VisitIQ also supports traditional channels including direct mail.

One-click activation of campaigns to channels GTM teams use most allows the deployment of marketing campaigns within minutes, not days, and eliminates the need for campaign activation teams or technical support. Our platform also supports activation directly into major programmatic ecosystems and DSPs. By feeding these DSPs real identity-backed audiences—ICPs, lookalikes, intent segments, and geo-defined cohorts—VisitIQ dramatically improves their bidding efficiency and reduces wasted spending.

Instead of relying on broad third-party segments or probabilistic targeting, these VisitIQ programmatic partners receive precise, high-intent audiences that originate from actual behavior and verified identity. This allows brands to run smarter open-web campaigns, execute CTV marketing and display buys with greater accuracy, and unify targeting across all channels while keeping programmatic activation inside the same seamless workflow.

GTM Acceleration & Campaign Execution

VisitIQ gives marketers insight before marketing dollars are committed, allowing them to launch faster, target more precisely and focus investment on the audiences most likely to convert. It improves GTM execution by through:

●	Increasing Speed to Market. Identification and activation of high-intent audiences earlier than competitors.

●	ROI Maximization. Prioritization of segments showing the strongest buying signals.

●	Creative Optimization. Adjustment of messaging in real time based on behavioral feedback.

●	Advanced Retargeting. Movement beyond pixel-only retargeting with enriched identity and context.

●	Journey Mapping. Understanding of visitor navigation and score engagement patterns.

●	Reduced Customer Acquisition Cost. Focusing spending on the audiences most likely to convert.

●	Territory-Level Targeting. Equipping regional teams with live, high-intent account lists.

AI Targeting Platform (Stack Integration Layer)

At the core of VisitIQ is an AI targeting platform designed to sit across the entire GTM stack and unify the signals companies generate across their customer-facing systems. The platform ingests data from CRM systems, ad platforms, websites, mobile apps, offline movement sources and partner datasets, then normalizes and stitches those signals into a continuously improving identity record. Every contact and account is enriched with demographic, firmographic, technographic, behavioral, intent and geo-specific attributes, creating a dynamic profile that updates automatically as new information appears anywhere in the GTM ecosystem.

This unified data layer enables more precise orchestration across marketing, sales and customer-facing teams. VisitIQ can trigger outbound sequences, paid media activation, ABM workflows and personalized messaging when predefined thresholds are met—such as spikes in intent, geo-based movements, or multi-session website engagement. Because all GTM operations receive the same real-time targeting intelligence, companies can coordinate programs more efficiently, eliminate conflicting data sources and reduce the operational overhead normally required to synchronized multiple platforms. The result is a single, AI-driven foundation that improves the accuracy, speed and effectiveness of every downstream system that relies on customer and prospect data.

Data Control & Governance

VisitIQ is designed to deliver precise targeting while maintaining the controls marketers need to protect brand integrity and avoid inappropriate outreach. The platform automatically suppresses inactive, out-of-market, or geographically irrelevant contacts to prevent wasted spending and ensure campaigns remain aligned with audience expectations. All audience generation operates under the same standards companies apply to their first-party data, so marketers can scale execution without introducing new risks.

The platform uses privacy-compliant enrichment methods and avoids cookie-based tracking, ensuring that identity, behavioral and geo-based signals are handled within frameworks that respect consent, evolving global norms and applicable privacy laws. Rather than requiring customers to redesign their workflows, VisitIQ automatically adapts its targeting logic to changing data-usage standards.

VisitIQ also includes enterprise-grade governance features such as access permissions, suppression management, and audit logging. These controls give marketing, compliance, and information-security teams clear visibility into how data is being used and how audiences are being modified. The result is a targeting system that enhances precision and performance while maintaining the safeguards necessary for responsible, brand-safe campaign execution.

Workflows

VisitIQ fits directly into the workflows most marketers already use. The platform ingests data from any source—e.g., CRM records, website traffic, customer lists, e-commerce activity—and standardizes it automatically. Once loaded, VisitIQ resolves anonymous visitors and enriches each record with hundreds of demographic, firmographic, behavioral and geo-based attributes, turning partial or anonymous inputs into complete, marketable profiles.

As enriched records accumulate, VisitIQ identifies the patterns and traits that define a company’s true ICP, and then expands the audience by finding additional prospects who mirror high-value customers. Marketers can refine these audiences further using real-time intent signals and geo-location intelligence to surface prospects actively researching, visiting key locations, or exhibiting high purchase readiness.

When audiences are ready, VisitIQ activates them instantly across paid media platforms, email systems, CRM tools and traditional channels—eliminating the manual list work and operational delays that normally slow campaign execution. The result is a streamlined workflow that moves from raw data to live campaigns with far less friction.

The VisitIQ Workflow and Marketecture

Our Market Opportunity

Estimates and the market and industry information provided below have been derived from multiple public sources accumulated by management. For more information, see “Market and Industry Data” at the beginning of this Annual Report.

VisitIQ is the intelligence layer that sits upstream of CDPs Marketing Automation (MA) tools and Demand Side Platforms (DSPs)—turning real-world behavior and buying signals into highly targeted, identity-backed audiences that can be activated immediately across any go-to-market stack.

As organic search traffic weakens and targeting constraints increase, marketers need reliable ways to find net-new buyers and launch targeted campaigns faster, without depending on first-party data. And VisitIQ is that solution.

Market Disruption & Timing

Three simultaneous shifts in the go-to-market landscape are breaking legacy targeting, and forcing brands to find new, scalable sources of audience and demand.

1.	AI Search Decimating Organic Traffic (NOW)
●	Gartner, Inc. predicts 50% reduction in organic search traffic by 2026
●	Google AI Overviews + ChatGPT Search eliminating website visits
●	Brands need alternative audience sources immediately

2.	Third-Party Cookie Deprecation (2024-2025)
●	$300B+ cookie-dependent ad spend needs new targeting methods
●	Privacy regulations accelerating shift to behavioral/first-party data

3.	First-Party Data Gap
●	CDPs only cover existing customers
●	Market needs behavioral intelligence on prospective customers

Competitive Position

VisitIQ’s competitive position comes from being the upstream intelligence layer that converts real-world behavior into identity-backed, activation-ready audiences across the GTM stack.

VisitIQ’s Unique Moat:

●	Up to 15 billion daily behavioral signals (not reliant on website traffic)
●	Multi-graph architecture connecting behavior to identity
●	Real-time signals vs. stale third-party data
●	Privacy-compliant (aggregated signals)

Key Differentiators vs. Competition:

●	Bombora: IP-based, B2B only, requires website traffic
●	6sense / ZoomInfo: Enterprise ABM only, expensive, firmographic
●	LiveRamp / Oracle: Legacy cookie-based, privacy concerns
●	CDPs (Segment, mParticle): Activation platforms; VisitIQ is the data source

Blue Ocean: Behavioral intelligence infrastructure that sits upstream of all activation platforms

Market Overview

Total Current Addressable Market: $15B

● Global Advertising Agencies $13.3B

● Global Marketing Technology $1.7B

Reflects the current AI-driven feature set: Identity Resolution, ICP Generation, Audience Building, Intent-Based Targeting, Geotargeting, and Campaign Activation

Phase 2 Addressable Market: $115B

Expands materially because the planned feature set moves VisitIQ beyond identity, targeting, and activation into a true marketing operations layer. This layer will generate messaging and calls to action, propose and allocate budget, activate to essentially any programmatic platform including CRM and marketing automation systems, and measure performance in real time with ROI analysis. In practical terms, that scope shift pulls VisitIQ closer to the media-spend control loop of plan, deploy, optimize, and measure, not just the tooling layer. It also automates meaningful portions of work typically performed by copywriters, campaign managers, marketing operations, marketing analysts, and email and digital marketers.

Phase 3 Addressable Market: $270B-340B

Expands again because the planned capabilities move VisitIQ into an end-to-end, autonomous campaign production, execution and optimization system. This includes workflow design, full copywriting, full asset creation including images, video, and landing pages, call to action development, automatic campaign balancing, real-time audience refinement, and always-on remarketing and retargeting. Functionally, this shifts VisitIQ from a targeting and activation layer into the system that creates, runs, and optimizes the work. This expands the addressable spend beyond a marketing technology tool into a larger portion of digitally measurable, dynamically optimizable media budgets.

Strategic Risks & Mitigations

As VisitIQ scales, the main risks concentrate around big-tech competition, privacy and regulatory shifts, macro-driven budget pressure, and execution speed—each with clear mitigation plans already in motion.

Risk	Mitigation
Big tech competition	12-24 month speed advantage; become data layer, not activation layer
Privacy regulations	Privacy-first architecture; aggregated signals
Economic downturn	Position as cost-saver vs. traffic loss; essential infrastructure
Execution gap ($3.2M* → $6.5M)	Hire 10-15 AEs; enterprise pricing; leverage strategic/Arena partners

* As of August 31, 2025. As of April 30, 2026, Current ARR was $5.0M.

Our Growth Strategy

VisitIQ’s growth strategy focuses on expanding adoption across agencies, enterprises and integrated product partners, supported by continued AI investment and deeper vertical specialization. Agencies remain a core growth driver; VisitIQ fits cleanly into their service model and directly enhances the performance and revenue potential of the campaigns they run for clients. As agencies adopt and standardize VisitIQ for GTM execution, usage naturally scales across additional clients, increasing monthly resolution volumes, and expanding seat licensing.

Enterprise growth is driven by the platform’s ability to replace manual targeting work, accelerate GTM execution and reduce acquisition costs at scale. Most enterprise accounts adopt VisitIQ in phases—beginning with identity resolution and ICP development, then layering intent data, geo-intelligence and activation capabilities as internal teams see the lift in efficiency and conversion rates. This phased adoption model creates predictable expansion within each account and increases long-term contract value.

Integrated partnerships represent a parallel channel for scalable distribution. VisitIQ can be embedded within CMS platforms, e-commerce systems, CRMs, podcasting platforms, media players and CTV environments to enrich user experiences or create new monetization layers for partners. These integrations extend VisitIQ’s reach without additional sales overhead and generate recurring, high-margin revenue.

Vertical expansion offers another lever for sustained growth. Industries such as automotive, consumer goods, e-commerce, real estate, franchising and brick-and-mortar retail benefit directly from VisitIQ’s ability to identify anonymous visitors, surface high-intent buyers and activate localized targeting campaigns. Tailoring capabilities to the specific purchase cycles and data patterns of each vertical deepens adoption and creates defensible market positions.

VisitIQ also intends to expand its geographic footprint outside the United States, with a particular focus on establishing a presence in key European markets. EMEA represents a strong opportunity for privacy-compliant audience intelligence platforms, as marketers in the region face heightened regulatory pressures and reduced access to traditional targeting signals. VisitIQ’s deterministic identity resolution, AI-based ICP modeling, and real-time behavioral intelligence are designed to operate within modern data-protection frameworks, making the platform well-positioned for international growth. As part of this expansion, VisitIQ plans to deliver localized data partnerships, region-specific audience taxonomies, and multilingual AI interfaces to support adoption across the EU and the broader EMEA region.

Finally, VisitIQ will continue expanding activation endpoints across emerging channels—including SMS, programmatic, CTV, retail media networks and future advertising formats. Each additional activation path increases the platform’s strategic value, strengthens its position as the central targeting layer across the GTM stack, and drives higher usage and contract value over time.

Continued investment in AI is a central component of VisitIQ’s growth strategy. Enhancements in identity resolution, behavioral prediction, movement-signal vectorization and natural-language interfaces increase VisitIQ’s differentiation relative to CDPs, data brokers and legacy targeting systems still built on static, list-based methods. These innovations strengthen performance, reduce customer churn, and expand the platform’s addressable market.

Our Products and Pricing

VisitIQ offers a simple, subscription-based pricing model designed to make high-precision audience targeting accessible to organizations of every size—from small agencies to enterprise-scale marketing teams. The platform is packaged into four tiers that align with the natural progression of how customers adopt VisitIQ: (a) our Starter tier with identity resolution, (b) our Basic tier expanding into ICP development and audience building, (c) our Advance tier, layering intent and geo-intelligence, and finally (d) our Professional tier activating campaigns across all channels with AI-driven automation.

Each tier includes a fixed monthly allotment of resolutions, lookalike generation, and activation capabilities, with higher levels adding more concurrent ICPs, additional targeting modules, expanded activation options and direct conversational AI access. All tiers are delivered as self-service Software as a Service (“SaaS”) subscriptions with no long-term commitments required, allowing customers to scale usage as their GTM needs evolve.

Our Product Roadmap

VisitIQ’s product roadmap is centered on expanding the platform’s AI-driven capabilities to support end-to-end marketing execution within a unified environment. Over the next several product cycles, VisitIQ plans to deepen its automation layers—extending beyond audience generation into integrated campaign strategy, content creation and cross-channel asset development. These enhancements will allow marketers and agencies to design full campaigns from a single prompt, supported by AI-driven audience identification, custom messaging, creative asset production (i.e., text, image, audio, video) and seamless activation across all major advertising and marketing automation platforms. VisitIQ’s long-term goal is to increase marketing self-sufficiency, reduce reliance on walled-garden systems and give organizations greater control over their own first-party and third-party data ecosystems.

VisitIQ expect these upcoming enhancements—combined with planned international expansion, as described above—substantially increase VisitIQ’s total addressable market over the next 24 months. According to internal modeling, the global opportunity expands significantly as the platform evolves from a targeting intelligence layer into a broader AI-assisted marketing system capable of handling audience selection, creative generation, strategy development, and activation. As reflected in the roadmap, we expect the Total Addressable Market (“TAM”) to grow from today’s demand-generation and targeting market into a multi-hundred-billion-dollar opportunity as VisitIQ begins to automate larger portions of the digital marketing workflow across small to medium-sized businesses (“SMB”), mid-market, enterprise, agency and integrated technology partners.

Our Customers

VisitIQ serves organizations that depend on precise audience identification and targeting to drive measurable revenue outcomes, including marketing agencies, enterprise marketing teams, and integrated product partners. While these customers operate across different industries and business models, they share common requirements: the need to identify high-value audiences, understand buyer behavior in real time, and activate campaigns efficiently across multiple channels using their existing marketing infrastructure. VisitIQ is designed to function as a unified targeting and intelligence layer that supports these needs regardless of company size, industry vertical or go-to-market motion.

Currently, a substantial majority of VisitIQ’s revenue—more than 90%—is derived from marketing agencies, where the platform aligns closely with agency service models and client delivery workflows. Agencies use VisitIQ to improve campaign performance, demonstrate ROI and expand service offerings without increasing operational complexity. Over the mid-term, VisitIQ intends to reduce its reliance on the agency vertical as a percentage of total revenue, with a target mix of approximately 60% agency-derived revenue and 40% from enterprise customers and integrated product partners. This diversification strategy reflects the Company’s focus on expanding direct enterprise adoption and scaling white-label and embedded partnerships, which allow VisitIQ’s targeting capabilities to be distributed through third-party platforms while supporting long-term, recurring revenue growth.

Target Markets

●	Marketing Agencies. Agencies use VisitIQ to improve campaign performance and expand their service offerings without adding headcount or operational overhead. The platform defines a client’s ICP using real visitor and customer behavior, identifies anonymous website traffic and uncovers new audiences that closely resemble a client’s best converters. Agencies also layer in intent and geo-based signals to target consumers actively researching a category or showing relevant real-world movement patterns. Because VisitIQ activates directly into paid media, CRM, and automation platforms, agencies can execute campaigns faster and with higher precision—turning targeting intelligence into measurable ROI and additional revenue opportunities.

●	Enterprises. Enterprises adopt VisitIQ to reduce acquisition costs, accelerate pipeline and replace manual targeting work with real-time audience intelligence. The platform provides an up-to-date, behavior-driven ICP that reflects actual customer patterns, rather than static personas. Enterprises can resolve concerns related to anonymous website visitors, create AI-generated lookalikes and prioritize prospects demonstrating strong purchase intent or relevant geo-behavior. With direct activation into existing CRMs, marketing automation tools and paid media platforms, enterprise teams can scale precise campaigns across markets and channels with fewer steps and greater efficiency.

●	Integrated Product Partners. VisitIQ supports a wide range of integrated product partners who embed targeting intelligence directly into their own solutions. E-commerce systems use VisitIQ to identify anonymous shoppers and enrich customer records; CMS and website platforms offer VisitIQ as a plugin to define ICPs and expand audiences; media players and streaming platforms use VisitIQ to identify viewers or listeners and build content-based profiles; CRMs and marketing automation systems integrate VisitIQ to improve segmentation and outbound performance. In each case, VisitIQ acts as an embedded intelligence layer that enhances product value and unlocks new monetization opportunities.

Industry Vertical Solutions

●	Automotive. VisitIQ identifies active automobile buyers earlier, unmasks website activity, clarifies buyer profiles and triggers personalized campaigns based on online research and geo-movement near dealerships or competitor lots.

●	Consumer Goods. The platform reveals anonymous shoppers, builds real-time ICPs, generates lookalikes, detects in-category intent and activates cross-channel campaigns that drive both online purchases and in-store demand.

●	e-Commerce. VisitIQ transforms browsing data, abandoned carts and unidentified sessions into enriched profiles. Real-time intent and geo-signals enable timely promotions, retargeting and personalized offers that increase conversions.

●	Franchise. Franchise systems identify local demand, surface active shoppers, build location-specific ICPs, and activate high-intent, geo-targeted campaigns to drive in-store visits and regional growth.

●	Real Estate. VisitIQ identifies homebuyers and sellers earlier in the research cycle, builds lifestyle-driven ICPs, surfaces high-intent prospects and activates targeted campaigns based on neighborhood visits, search behaviors and relocation patterns.

●	Brick-and-Mortar Retail. Retailers convert online interest into store traffic through anonymous visitor resolution, ICP building, intent detection, and geo-movement targeting tied to malls, shopping districts and competitor locations.

Competitive Landscape

The competitive landscape is fragmented across intent providers, identity platforms, CDPs, and data brokers—each strong in a slice of the problem but missing an upstream system that continuously discovers and activates net-new audiences in real time.

The closest competitors fall into three categories, each with fundamental limitations:

(1) B2B intent data providers like Bombora (~$100M revenue) and 6sense ($200M+ revenue) that rely on IP-based signals from B2B websites only, limiting them to account-level insights and requiring website traffic that AI search is eliminating;

(2) Identity resolution platforms like LiveRamp ($500M revenue) and Oracle Data Cloud that depend on legacy cookie-based infrastructure facing privacy regulation headwinds and lack real-time behavioral signals; and

(3) Third-party data marketplaces that syndicate stale, aggregated data purchased from multiple sources rather than capturing fresh intent signals daily.

VisitIQ’s up to 15 billion daily behavioral signals processed through its multi-graph architecture create a defensible moat—capturing intent before website visits occur, operating across both B2B and B2C markets, and delivering person-level (not just IP or household-level) intelligence in real-time.

This positions VisitIQ as behavioral intelligence infrastructure rather than a point solution, enabling the company to partner with rather than compete against activation platforms like CDPs (Segment, mParticle) and demand-side platforms (The Trade Desk) that need upstream data sources.

The company’s 12-24 month technical lead before enterprise marketing technology vendors (Salesforce, Adobe, Oracle) can replicate this capability represents a critical window to establish category leadership in “post-AI-search” audience intelligence, where the $300B+ cookie-dependent advertising market must find alternative targeting methods and brands desperately need behavioral data that doesn’t rely on collapsing organic website traffic.

Customer Data Platforms

CDPs unify customer data and maintain a persistent customer record, but they are not built to identify anonymous visitors or surface high-intent buyers. Their value is in data storage and organization, not demand discovery. VisitIQ enhances CDPs by supplying identity resolution, behavior-backed ICPs, lookalike audiences, and real-time intent and geo signals—turning static profiles into actionable targeting intelligence.

Marketing Automation Platforms

Marketing automation systems manage emails, lifecycle messaging and triggered workflows, but are limited by their reliance on imported lists and prebuilt segments. They do not determine who should be targeted or when. VisitIQ strengthens these platforms by feeding them continuously refreshed audiences—ICPs, lookalikes, intent-based segments, and geo-filtered groups—allowing campaigns to execute with higher precision and significantly less operational work.

Demand-Side Platforms (DSPs)

DSPs optimize media buying, but their performance depends on the quality of the audiences provided to them. These DSPs cannot independently determine which prospects are most likely to convert. VisitIQ improves DSP efficiency by supplying identity-backed, high-intent audiences derived from real behavior, movement patterns and website activity, increasing return on advertising spending without changing how the DSP operates.

Data Brokers and Enrichment Providers

Traditional data brokers offer demographic, firmographic, or inferred interest data, but it is static, generalized and not tied to current buyer behavior. These providers also do not identify anonymous traffic or detect real-time intent. VisitIQ builds on enrichment data by adding live identity resolution, intent mapping, and movement-based intelligence, transforming enrichment from a static attribute set into a dynamic source of targeting precision.

VisitIQ’s Positioning in the GTM Ecosystem

VisitIQ is not a CDP, automation tool, DSP or enrichment vendor. Instead, VisitIQ is the intelligence layer that enhances all of them. By identifying who the right audiences are and when they are most likely to convert, VisitIQ enhances the performance of existing marketing technology systems rather than replacing them. This positioning differentiates VisitIQ from both legacy tools and point solutions: it is the real-time targeting platform that powers the entire GTM stack.

Our Competitive Advantage

VisitIQ’s competitive advantage comes from its ability to identify the right audiences in real time and activate them instantly across any marketing channel. The platform continuously generates live, data-backed ICPs to reflect who a brand’s most valuable buyers actually are, and it resolves anonymous website visitors with high accuracy, transforming invisible traffic into actionable opportunities. AI-driven lookalike modeling expands a company’s reach by identifying new prospects who mirror the behaviors, attributes, and conversion patterns of top customers.

Real-time intent signals highlight individuals actively researching relevant products or competitors, while movement-based geo-targeting provides a layer of offline intelligence that pinpoints shoppers based on venue visits, travel patterns or local behavior. All of this intelligence becomes executable through one-click, cross-channel activation, allowing marketers to launch high-precision campaigns the moment an audience is created. Underpinning the entire platform is a privacy-first data governance framework that respects consent, avoids cookies, enforces audience suppression and maintains enterprise-grade controls for compliant, responsible data usage.

Research & Development

VisitIQ’s R&D organization is building the world’s most comprehensive behavioral intelligence infrastructure, processing up to 15 billion daily signals through a multi-graph architecture that enables real-time, privacy-compliant audience discovery independent of website traffic.

Our core technological advantage lies in three breakthrough capabilities that competitors cannot easily replicate:

(1) a streaming signal processing pipeline that ingests and analyzes behavioral data in under 60 minutes versus the 24-72 hour batch cycles of legacy intent providers like Bombora,

(2) a multi-dimensional graph database that simultaneously queries across behavioral, identity, geographic, and temporal dimensions at petabyte scale with sub-500ms latency, and

(3) privacy-preserving identity resolution customers achieving up to 85%+ match rates without leveraging PII, enabling customer compliance with GDPR, CCPA, and emerging regulations while maintaining person-level targeting precision.

This technical foundation represents a 2-3 year development lead that creates our primary competitive moat, as evidenced by our 95% annualized gross retention rate and annualized 109% net retention rate, and the computational infeasibility of replicating our query performance on traditional relational databases or single-graph architectures.

Our R&D roadmap focuses on four strategic priorities over the next 18 months:

(1)	Signal expansion from up to 15 billion to 20+ billion daily signals by integrating CTV/streaming video, podcast listening, and connected device behaviors while expanding our Pulse taxonomy from 40,000 to 100,000+ topics using ML-driven discovery,

(2)	Enterprise platform capabilities including Snowflake-native data sharing, self-service APIs, and multi-tenant account management to unlock $10K-50K/month platform contracts versus current $500/month subscriptions,

(3)	Predictive AI layer delivering propensity scores (purchase intent, churn risk), automated lookalike audiences, and natural language query interfaces that transform VisitIQ from descriptive behavioral data into prescriptive intelligence, and

(4)	Ecosystem integration with major CDPs (Segment, mParticle), DSPs (The Trade Desk, Google DV360), and universal ID frameworks (Unified ID 2.0, RampID) to become essential infrastructure rather than a point solution.

With 9 engineers (38% of headcount) and R&D representing nearly 30% of current spend (targeting 20-25% at $30M ARR), our technology investments are designed to reach technical escape velocity in the 12-24 month window before Salesforce, Adobe, and Oracle build competing solutions, positioning VisitIQ as either a strategic acquisition target ($600M-900M at $60M ARR) or the category-defining independent platform in post-AI-search behavioral intelligence.

Regulatory Matters

VisitIQ is subject to a number of U.S. federal and state laws and regulations that involve matters central to its business. These laws and regulations may involve privacy, data protection and information security, intellectual property, competition, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Many of the laws and regulations to which VisitIQ is subject are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent across jurisdictions and may also be inconsistent with VisitIQ’s current policies and practices, any or all of which could harm its business. In addition, the application and interpretation of these laws and regulations often are ambiguous or inconsistent, particularly in the new and rapidly evolving industry in which VisitIQ operates, and the extent they apply to VisitIQ is at times unclear. Further, the impact of these laws and regulations may disproportionately affect VisitIQ’s business in comparison to its peers in the technology sector that have greater resources. Any failure or perceived failure by VisitIQ or the third parties we work with to comply with these laws and regulations may subject VisitIQ to, among other things, private litigation, regulatory investigations and enforcement actions, sanctions, civil and criminal liability, and constraints on its ability to continue to operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that VisitIQ may not be, or may not have been, compliant with each such applicable law or regulation.

VisitIQ is also subject to a variety of U.S. state privacy laws. These laws impose a number of requirements on covered businesses and give state residents certain rights related to their personal information, including the right to access and delete their personal information, to receive detailed information about how their personal information is used and shared, and to opt out of certain sharing or uses of their personal information. While these laws are, in many ways, substantially similar, there are variations in the obligations they impose on covered businesses, and they may be interpreted differently in the future by government officials.

VisitIQ also faces increasingly stringent data protection laws and regulations outside of the United States. For example, in connection with our planned expansion into European markets, VisitIQ anticipates being subject to both the European and UK General Data Protection Regulation (“GDPR”), which impose stringent operational requirements for entities processing personal information and penalties for non-compliance that include bans on processing personal data and fines of up to €20 million (or £17.5 million under UK GDPR) or 4% of the non-compliant company’s annual global revenues, whichever is greater.

For additional information about VisitIQ’s approach to laws and regulations relating to privacy, data protection and information security, please see the section titled “Risk Factors-Risks Related to Data Collection and Security, Intellectual Property and Technology Industry Regulations.” Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to VisitIQ’s business practices, increased cost of operations and declines in user growth, retention, or engagement, any of which could significantly harm our business.

Data Privacy, Security & Compliance

VisitIQ operates on a “privacy-first” architecture designed to meet evolving regulatory requirements, industry expectations, and customer risk standards. Our products are built to maximize marketing performance without compromising consumer trust or compliance obligations. The following principles guide our approach:

Privacy-By-Design

VisitIQ develops all data products and platform features using a privacy-by-design methodology. This includes data minimization, transparent processing practices, clear consumer opt-out mechanisms and strict internal controls around how data is collected, used and retained. Each new feature undergoes a privacy and compliance review to ensure alignment with applicable U.S. and international regulations. The platform avoids reliance on third-party cookies, prioritizes deterministic and permission-based data sources and uses industry-standard methods for identity resolution and enrichment.

Data Collection & Use

VisitIQ collects data from websites, mobile apps, public sources, data compilers and commercial partners. This may include identity attributes, demographic information, behavioral patterns, movement data, digital engagement signals, device identifiers, inferred characteristics and consumer interest categories. This data supports the construction of audience intelligence, identity graphs, lookalike models, buyer-intent signals and geo-based targeting layers used across digital and traditional marketing channels. Information may also be used to validate, enhance and maintain internal systems, support product development, and provide fraud-prevention capabilities. VisitIQ does not collect data for purposes unrelated to marketing, nor does it use sensitive categories in ways prohibited by law or industry standards.

Consumer Controls

Consumers may opt out of VisitIQ’s marketing database at any time using the “Do Not Sell My Personal Information” link on its website. Opt-out requests remove an individual’s data from active marketing use and place it on a suppression list to prevent reintroduction. California residents receive additional rights under the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), including the right to access personal information, request deletion of data collected directly from them and opt out of the sale or sharing of personal information. VisitIQ verifies consumer identity before fulfilling requests to prevent unauthorized access. VisitIQ does not knowingly collect data from individuals under the age of 16 without appropriate legal consent.

Security Architecture

VisitIQ employs an enterprise-grade security architecture designed to protect data at rest and in transit. Core controls include encryption, hashing, tokenization, network-level firewalls, access-control policies, multi-factor authentication, logging and monitoring systems, and routine security reviews. Production and development environments are separated and access is granted based on least-privilege principles. Although no system can guarantee absolute protection from cyberattacks, VisitIQ invests in security infrastructure, vendor assessments and continuous monitoring to minimize risk and maintain data integrity.

Governance

Data governance is embedded directly into VisitIQ’s platform and internal workflows. VisitIQ maintains suppression lists, audit logs, change-tracking records, permissions-based user access and defined review procedures. All data updates, enrichment routines and outbound data flows follow structured governance policies supporting accuracy, accountability and responsible use. Enterprise customers may apply custom permissioning, review workflows and data-access configurations to align VisitIQ with their own compliance frameworks. Governance controls also ensure data partners and service providers comply with contractual privacy obligations.

Global Regulatory Compliance

VisitIQ adheres to the requirements of CCPA, CPRA, and other applicable U.S. state privacy laws. The company also supports best-effort compliance with GDPR and other international regulations governing data processing, consumer rights, and cross-border data movement. Internal policies align with industry standards for consent management, data retention, purpose limitation, opt-out processing, and security controls. As global privacy frameworks evolve, VisitIQ updates its data practices, contractual terms, and internal processes to ensure continued compliance.

Our Employees and Human Capital Resources

As of August 31, 2025, VisitIQ had a total of 24 employees and independent contractors. As of April 30, 2026, VisitIQ had a total of 22 employees and independent contractors. The decrease reflects operational systemic efficiencies. VisitIQ supplements its workforce with contractors and consultants.

To our knowledge, none of VisitIQ’s employees is represented by a labor union or covered by a collective bargaining agreement. VisitIQ has not experienced any work stoppages, and it considers its relations with its employees to be good. VisitIQ’s human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of VisitIQ’s equity incentive plan are to attract, retain and reward personnel through the granting of share-based compensation awards in order to increase stockholder value and the success of VisitIQ by motivating such individuals to perform to the best of their abilities and achieve VisitIQ’s objectives.

Intellectual Property

We have a portfolio of registered U.S. trademark applications and registrations, including VISITID and VISITIQ. In addition, we enter into confidentiality agreements and invention or work product assignment agreements with employees and contractors involved in the development of our proprietary intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.

Facilities

VisitIQ’s principal office is located at 729 N Washington Ave, Suite 600, Minneapolis, MN 55401.

VisitIQ believes that its facilities are suitable to meet its current needs. VisitIQ intends to expand its facilities or add new facilities as it grows, and it believes that suitable additional or alternative space will be available on commercially reasonable terms as needed to accommodate any such growth.

Corporate Information

The Company was incorporated in the State of Nevada on March 31, 2009 under the name Designer Export, Inc. On June 30, 2010, in connection with a reverse merger transaction, the Company changed its name to China Bilingual Technology & Education Group Inc. The Company ceased filing reports with the SEC in 2012 and appears to have ceased operations at that time and its corporate charter was revoked. From 2016 to 2018, the Company was subject to a Nevada Court Custodianship Proceeding and, in April 2017, the Company changed its name to Capstone Technologies Group, Inc. On March 31, 2020, the Company was placed into a custodianship.

In January 2021, shares of the Company were purchased by a current investor in the Company from the former custodian, triggering a change in control and the resignation of the custodian from all positions with the Company. In 2021 and 2022, the Company invested in preferred stock and debt instruments of DrivenIQ Corporation (“DrivenIQ”). In 2024, the Company foreclosed upon the assets of DrivenIQ in connection with DrivenIQ’s default on certain debt instruments issued to the Company. In connection with the foreclosure, the Company formed VisitIQ, LLC which assumed the assets of DrivenIQ foreclosed upon by the Company and assumed approximately $2,570,000 of DrivenIQ liabilities. In March 2025, the Company changed its name to “VisitIQ Corp.”

The Company’s principal office is located at 729 N Washington Ave, Suite 600, Minneapolis, MN 55401. Our website address is https://visitiq.io. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report.

Item 1A. Risk Factors.

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the risks and uncertainties described below, which could materially adversely affect our business, operating results, financial condition, and cash flow.

Risks Related to Our Business and Our Industry

Our success and revenue growth depends on our ability to add and retain customers.

Our success is dependent on regularly adding new customers and increasing our existing customers’ usage of our platform and added features. Our customers may also choose to decrease their overall marketing spend for any reason, including if they do not believe they are generating a sufficient return on their marketing spend. Further, we may not be successful at educating and training our new and existing customers on how to use our platform.

Accordingly, we must continually work to win new customers and educate and retain existing customers, increase their usage of our platform and capture a larger share of their marketing spend.

We are subject to payment-related risks if customers dispute, do not pay their invoices, or decrease their amount of spend due to unforeseen downturns in their financial condition. Any decreases or significant delays in payments could have a material adverse effect on our business, operating results and financial condition. These risks may be heightened during economic downturns or customer impacts from such downturns, including supply chain disruptions or shortages.

We may become involved in disputes with our customers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. In the past, certain customers have sought to slow their payments to us or been forced into filing for bankruptcy protection, resulting in delay or cancelation of their pending payments to us. In certain cases, customers have been unable to timely make payments, and we have suffered losses. Certain of our contracts with marketing agencies state that if their customer does not pay the agency, the agency is not liable to us, and we must seek payment solely from their customer, a type of arrangement called sequential liability. Contracting with these agencies, which in some cases have or may develop higher-risk credit profiles, may subject us to greater credit risk than if we were to contract directly with the customer.

If we are unable to collect customers’ fees on a timely basis or at all, we could incur write-offs for bad debt, which could have a material adverse effect on our business, operating results and financial condition for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies, and our bad debt exposure may increase over time. Even if we are not paid by our customers on time or at all, we may still be obligated to pay for the inventory we have purchased for our customers’ marketing campaigns, and consequently, our results of operations and financial condition would be adversely impacted.

We may experience fluctuations in our operating results which could make our future operating results difficult to compare and predict. Consequently, we may not be able to meet our expectations or those of securities analysts and investors.

Our quarterly and annual operating results have fluctuated in the past, and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. Our liquidity and revenue can fluctuate quarter to quarter as certain of our customers have seasonal marketing activity. In addition, the varying nature of our pricing mix between periods, customers and products may also make it more difficult for us to forecast our future operating results. Further, these factors may make it more difficult to make comparisons between prior, current and future periods. As a result, period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance.

In addition, the following factors may cause our operating results to fluctuate:

●	changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of data or other third-party services;
●	the seasonal budgeting cycles and internal marketing budgeting and strategic purchasing priorities of our customers;
●	our ability to retain and attract top talent;
●	our ability to anticipate or respond to changes in the competitive landscape, or improvements in the functionality of competing solutions that reduce or eliminate one or more of our competitive advantages;
●	our ability to maintain and expand our relationships with data centers and strategic third-party technology vendors, who provide floor space, bandwidth, cooling and physical security services on which our platform operates;
●	our ability to successfully expand our business internationally;
●	the emergence of significant privacy, data protection, security or other threats, regulations or requirements applicable to our business and shifting views and behaviors of consumers concerning use of data and data privacy;
●	general economic and market conditions, including as a result of changes in U.S. trade policies, such as new or increased tariffs and retaliatory responses from other countries, and the resulting impact on our customers’ businesses;
●	extraordinary expenses, such as litigation or other dispute-related settlement payments; and
●	future accounting pronouncements or changes in our accounting policies.

Any one of the factors referred to above or herein or the cumulative effect of any combination of factors referred to above or herein may result in our operating results that are below our expectations and the expectations of securities analysts and investors, or may result in significant fluctuations in our quarterly and annual operating results, including fluctuations in our key performance indicators (“KPIs”). This variability and unpredictability could result in our failure to meet our business plan or the expectations of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature in the short term and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on our results of operations in the short term.

If we do not manage our growth effectively, the quality of our platform and solutions may suffer, and our business, operating results and financial condition may be adversely affected.

The planned growth in our business may place demands on our infrastructure and our operational, managerial, administrative and financial resources. Our success will depend on the ability of our management to manage growth effectively. Among other things, this will require us at various times to:

●	strategically invest in the development and enhancement of our platform and data center infrastructure;
●	improve coordination among our engineering, product, operations and other support organizations;
●	manage multiple relationships with various partners, customers and other third parties;
●	develop our operating, administrative, legal, financial and accounting systems and controls; and
●	recruit, hire, train and retain personnel, especially those possessing extensive engineering skills and experience in complex technologies and data sciences, of which there is limited supply and increasing demand.

If we do not manage our growth well, the efficacy and performance of our platform may suffer, which could harm our reputation, reduce demand for our platform and solutions and have an adverse effect on our business, operating results and financial condition.

Our industry is intensely competitive, and if we do not effectively compete against current and future competitors or fail to innovate and make the right investment decisions in our product offerings and platform, our business, operating results and financial condition could be harmed.

Our industry is intensely competitive. To sustain and grow our revenue, we must continuously respond to the different trends driving our industry.

There has also been rapid evolution and consolidation in the marketing technology industry, and we expect this trend to continue. Larger companies typically have more assets to purchase emerging companies or technologies, which gives them a competitive edge. If we are not able to effectively compete with these consolidated companies, we may not be able to maintain our market share and may experience a reduction in our revenue.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction of new and enhanced offerings by our competitors, making it intensely competitive. To sustain and grow our revenue, we must continuously respond to the different trends driving our industry. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and platform and meet customer demand and evolving industry standards. As we continue to grow and attract a broader customer base, we will have to invest more time and effort to maintain a certain level of performance in our products and platform.

The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and solutions create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. If our competitors are able to orientate their product to meet the specific needs of a particular industry better than us, they may be able to amass market share faster than us and by consequence, reduce our current and future revenues.

Without the timely introduction of new products, solutions and enhancements, our offerings could become technologically or commercially obsolete over time, or we may be required to make unanticipated and costly changes to our platform or business model, in which case our revenue and operating results would suffer. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. If we fail to enhance our current products and solutions or fail to develop new products to adapt to our rapidly changing industry or to evolving customers’ needs, demand for our platform could decrease, and our business, operating results and financial condition may be adversely affected.

Our success depends on our ability to retain key members of our management team, and on our ability to hire, train, retain and motivate new employees.

Our success depends upon the continued service of members of our senior management team and other key employees. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. As a result, we may be unable to retain them, which could make it difficult to operate our business, cause us to lose expertise or know-how and increase our recruitment and training costs.

Our success also depends on our ability to hire, train, retain and motivate new employees. We have incurred stock-based compensation expense and will continue to incur stock-based compensation expense in future years as a result of our VisitIQ Corp. 2025 Incentive Award Plan (the “Incentive Plan”), under which we grant time-based stock option awards. Competition for employees in our industry can be intense, and we compete for experienced personnel with many companies that have greater resources than we have. We believe that there is significant competition for sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel with relevant industry knowledge and strong selling skills.

Acquisitions or strategic investments could be difficult to identify and may divert the attention of management and disrupt our business, dilute stockholder value and adversely affect our business, operating results and financial condition.

As part of our growth strategy, we may acquire or invest in other businesses, assets or technologies that are complementary to and fit within our strategic goals. Acquisitions are inherently risky and if they fail, they can result in costly remediating steps such as litigation and divesture. Any acquisition or investment may divert the attention of management and require us to use significant amounts of cash, issue dilutive equity securities or incur debt. The anticipated benefits of any acquisition or investment may not be realized, and we may be exposed to unknown risks, any of which could adversely affect our business, operating results and financial condition, including risks arising from:

●	ineffectiveness or incompatibility of acquired technologies or solutions;

●	potential loss of key employees of the acquired businesses;
●	inability to maintain key business relationships and reputations of the acquired businesses;
●	diversion of management attention from other business concerns;
●	litigation arising from the acquisition or the activities of the acquired businesses, including claims from terminated employees, customers, former stockholders or other third parties and intellectual property disputes;
●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk of liability;
●	weak, ineffective, or incomplete data privacy compliance strategies by the acquired company resulting in our inability to use acquired data assets;
●	failure to accurately forecast the financial or other business impacts of an acquisition; and
●	implementation or remediation of effective controls, procedures and policies for acquired businesses.

To fund acquisitions, we may pay cash, which would diminish our cash reserves, or issue additional shares of our common stock, which could dilute current stockholders’ holdings in our company. Borrowing to fund an acquisition would result in increased fixed obligations and could also subject us to covenants or other restrictions that could limit our ability to effectively run our business.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, operating results and financial condition by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases. Measures to mitigate inflationary impacts may not be effective, or there could be a difference between the timing of when these beneficial actions impact our results of operations and when increased costs due to inflation are incurred.

Our business is subject to the risk of catastrophic events such as pandemics, hurricanes, wildfires, tornadoes, earthquakes, extreme weather events, flooding, droughts and power outages, and to business and operational interruption by man-made problems such as war, conflicts and terrorism.

Our business is vulnerable to damage or interruption from pandemics, hurricanes, wildfires, tornadoes, earthquakes, extreme weather events, flooding, droughts, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster could have a material adverse effect on our business, operating results, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that we may incur. Climate change and other environmental and social pressures are expected to increase the frequency and intensity of certain such events, as well as contribute to chronic changes (such as changes to water levels and meteorological and hydrological patterns) that may result in similar risks. As we rely heavily on our data center facilities, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, any disruptions of the foregoing could negatively impact our ability to run our business and either directly or indirectly disrupt publishers’ and partners’ businesses, which could have an adverse effect on our business, operating results, and financial condition.

Pandemics, or other health crises could have a material negative impact on economic and market conditions around the world, which could have a significant negative impact on our and our customers, suppliers’ or other partners’ business, operating results, and financial condition. Further, actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our and our customers, suppliers’ or other partners’ business, financial condition or growth strategy.

If we are not able to maintain and enhance our reputation and brand recognition, our business, financial conditions and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing subscribing customers and our ability to attract new subscribing customers. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur, and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, could make it substantially more difficult for us to attract new customers. Similarly, because our subscribing customers often act as references for us with prospective new customers, any existing customer that questions the quality of our work or that of our employees could impair our ability to secure additional new customers. If we do not successfully maintain and enhance our reputation and brand recognition with our customers, our business may not grow and we could lose these relationships, which would harm our business, financial condition, and results of operations.

We may not be able to add new customers, retain existing customers, or increase sales to existing customers, which could adversely affect our business, results of operations, and financial condition.

We derive, and expect to continue to derive, the significant majority of our revenue from the sale of subscriptions to our platform. Our business and our growth are dependent on our ability to continue to attract and acquire new customers while retaining existing customers and expanding both their usage of our platform and the products we sell to them. The demand for our products may be inhibited, and we may be unable to grow our business and customer base, for a number of reasons, including, but not limited to:

●	our failure to develop or offer new or enhanced products or features in a timely manner that keeps pace with new technologies, competitor offerings, and the evolving needs of our customers;
●	difficulties providing or maintaining a high level of customer satisfaction, which could cause our existing customers to cancel or decrease their subscriptions or stop referring prospective customers to us;
●	increases in our customer churn, decreases in our customer renewals or our failure to convert customers from lower tiers to higher tier priced subscriptions;
●	perceived or actual security, availability, integrity, privacy, reliability, quality, or compatibility problems with our platform, including unscheduled downtime, outages, or security breaches;
●	changes in search engine ranking algorithms or in search terms used by potential customers;
●	our inability to market our platform in a cost-effective manner to new customers or to our existing customers due to changes in regulation, or changes in the enforcement of existing regulation, that would affect our marketing or pricing practices;
●	unexpected increases in the costs of acquiring new customers;
●	our ability to expand into new industry verticals and use cases; and
●	our ability to expand into new geographic regions.

In order for us to sustain demand for our products and maintain or increase our revenue growth, it is important that our customers renew and/or expand their subscriptions. Most of our customers’ subscriptions with us are month-to-month, and they therefore have no obligation to renew their subscriptions or maintain their usage levels. Some of our customers have elected not to renew their subscriptions with us in the past, and it is difficult to accurately predict long-term customer retention. Further, to achieve continued growth, we must not only maintain our relationships with our existing customers, but expand our commercial relationships with our existing customers and encourage them to increase usage of our platform.

In order to increase our sales to new and existing customers, we may need to significantly expand our selling and marketing operations, including our sales force and third-party referral and marketing agency partners, and continue to dedicate significant resources to selling and marketing programs, both domestically and internationally. We rely on our marketing agency partners to provide certain services to our customers, as well as refer new customers to our platform. Our ability to increase our customer base and achieve broader market acceptance of our platform will depend, in part, on our ability to effectively organize, focus, and train our selling and marketing personnel, attract new marketing agency partners and retain existing marketing agency partners.

Any failure to continue to attract new customers, retain existing customers or increase usage of our platform by existing customers could have a material adverse effect on our business, results of operations, and financial condition.

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The estimates and forecasts included in this Annual Report relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Annual Report, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

AI and Machine Learning are emerging technologies and involve significant risks and uncertainties.

The fields of AI and machine learning (“ML”) are characterized by rapid technological advancements and are subject to significant risks and uncertainties. Our operations and future success are substantially dependent on our ability to develop, integrate, and effectively utilize AI and ML technologies. Given the experimental nature of these technologies, we face challenges related to the design, development, and practical implementation of AI and ML algorithms. These technologies are also subject to evolving industry standards, regulatory constraints, and may give rise to ethical and legal considerations that could affect their utilization and public acceptance. Furthermore, the complexity of AI and ML systems increases the risk of unforeseen operational failures and the potential for biased or incorrect outputs, which could lead to reputational harm or liability. There is also the possibility that the AI and ML models we develop may not perform as expected when deployed in real-world scenarios, which could hinder our product offerings and impact our competitiveness in the market. Investors should be aware that our investment in these technologies may not yield the intended results, and the failure to effectively address these risks and uncertainties may materially and adversely affect our business and operational results.

The risk of non-compliance with laws and regulations, including, but not limited to, the risk of changes to laws and regulations, could adversely affect our business.

Our business is regulated by numerous governmental agencies and other regulatory bodies. Violations of these laws and regulations could result in fines or penalties or other sanctions which could have a material adverse impact on our business. Additionally, our ability to operate and grow our business depends on laws and regulations that govern the frequency bands and/or orbital locations we operate in or may operate in in the future.

These laws and regulations are subject to the administrative and political process and do change from time to time. We may be affected by changes to government leadership and policy changes resulting from new leaders. We have been subject to such changes in the past and may be subject to such changes in the future and those changes may negatively impact us, including but not limited to, the addition of new regulations, the modification or rescission of past regulations which may be favorable and the increase or decrease of government programs which us or our subscribers may be recipients. Our business could suffer a material adverse impact if laws and regulations change and we are not able to adapt to these changes efficiently.

Additionally, we are subject to emerging and evolving regulatory requirements and frameworks regarding environmental, social and governance matters, including, but not limited to, potential new or revised disclosure rules proposed by the SEC and recently enacted or proposed legislation in jurisdictions such as California. The ultimate scope of these regulations may change as they are finalized, and they may not be uniform across jurisdictions. Meeting these obligations may require significant investments of time, capital and personnel.

Risks Related to Our Indebtedness, Liquidity and Financial Position

We will need additional capital in the future to meet our financial obligations and to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to meet our financial obligations and grow our business.

We will need to raise additional capital to fund operations in the future or to finance acquisitions or other business objectives. Such additional capital may not be available on favorable terms or at all. Currently, we rely on financing from our largest stockholder, Arena Investors, L.P. (together with its affiliates, “Arena”), to conduct our operations and pursue our business objectives. Lack of sufficient capital resources could significantly limit our ability to meet our financial obligations or to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or convertible debt securities would dilute stock ownership, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies and geographic expansion.

Risks Related to Certain Tax Matters

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”) during our history. Under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change taxable income may be limited. The applicable rules generally focus on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a corporation, as well as changes in ownership arising from new issuances of stock by the corporation. We may experience ownership changes in the future as a result of future changes in our stock ownership, some of which changes may be outside our control. Similar provisions of state tax law may also apply to our state NOLs. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset post-change taxable income may be subject to limitations. For these reasons, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Public Reporting Matters and an Investment in Our Common Stock

We may issue additional equity or debt securities in the future in order to raise capital. Additional issuances of equity securities would dilute the investment of our current stockholders and could cause the market price of our common stock to decline, and we may also expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our option awards, which may have an adverse effect on our financial condition and results of operations.

Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt would dilute the interests of our existing stockholders. Further, sales of a substantial number of shares of our common stock, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and impair our ability to raise additional capital through the sale of equity. Our directors, executive officers and employees and, in certain instances, contractors, hold shares of common stock subject to outstanding options, time-based and performance-based option awards under our Incentive Plan. Those shares and the shares reserved for future issuance under our Incentive Plan are and will become eligible for sale in the public market, subject to certain legal and contractual limitations. We cannot be certain whether and how many restricted stock units will satisfy their performance-based vesting conditions. Further, certain holders of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We are unable to predict the effect that such sales related to the foregoing may have on the prevailing market price of our common stock.

The nature of our business requires the application of accounting guidance that requires management to make estimates and assumptions. Reported results under GAAP may vary from key metrics used to measure our business. Additionally, changes in accounting guidance may cause us to experience greater volatility in our quarterly and annual results.

We prepare our consolidated financial statements to conform to United States Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the SEC, Financial Accounting Standards Board (“FASB”), and various bodies formed to interpret and create accounting rules and regulations. Accounting standards, such as ASC 606—Revenue from Contracts with Customers, or the guidance relating to interpretation and adoption of standards could have a significant effect on our financial results and could affect our business. Additionally, the FASB and the SEC are focused on the integrity of financial reporting, and our accounting policies are subject to scrutiny by regulators and the public.

We cannot predict the impact of future changes to accounting principles or our related accounting policies on our financial statements going forward. In addition, were we to change our accounting estimates our reported revenue and results of operations could be significantly impacted. If we are unsuccessful in adapting to the requirements of any new standard, then we may experience greater volatility in our quarterly and annual results, which may cause our stock price to decline.

In addition, GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Such estimates and assumptions are, by their nature, subject to substantial risks and uncertainties and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We may have a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. We have in the past experienced, and may in the future experience material weaknesses in our internal control over financial reporting. Our failure to remediate these material weaknesses and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, the inability to timely report our financial condition or results of operations, investors losing confidence in our reported financial information and our stock price being adversely affected.

Anti-takeover provisions contained in our charter documents and Nevada law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. An interested stockholder is a person who, together with the affiliates and associates, beneficially owns (or within the prior two years, did beneficially own) ten percent or more of the Company’s capital stock entitled to vote.

In addition, our Second Amended and Restated Articles of Incorporation (our “charter”) and bylaws (our “bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our charter and our bylaws (i) authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors (“Board”) to thwart a takeover attempt; (ii) provide that vacancies on our Board may be filled by the directors then in office, and (iii) provide that the Board shall have the power to amend or modify the Bylaws, subject to shareholders’ ability to repeal or change the Bylaws by a majority vote.

Risks Related to Our Financial Position and Need for Additional Capital

We are an early-stage company with a history of operating losses and may not maintain profitability in the future.

We experienced net losses of $8.2 million and $10.7 million for the years ended August 31, 2025 and 2024, respectively. We anticipate incurring losses and negative cash flow for the next several quarters as we continue to invest in our sales and marketing programs in an effort to build our subscription revenue to a point that we are profitable. These investments may not result in increased revenue or growth in our business.

Revenue growth and growth in our customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may be larger than anticipated, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could make it difficult for them to evaluate our current business and our future prospects and have a material adverse effect on our business, financial condition and results of operations.

We expect to require additional capital to fund our operations in the near-term, and this capital might not be available on acceptable terms, if at all.

We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term as well as to respond to business challenges and opportunities. Accordingly, we expect we will need to engage in equity or debt financings to secure additional funds, including seeking additional capital from public or private offerings of our equity or debt securities, or electing to borrow additional amounts under new credit lines or from other sources. We may also seek to raise additional capital, including from offerings of our equity or debt securities on an opportunistic basis when we believe there are suitable opportunities.

If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional capital when needed may be adversely affected by external factors beyond our control, including changes in the political climate, geopolitical actions, changes in market interest rates, market volatility in the trading prices for our common stock and other technology companies, a recession, depression, high inflation or other sustained adverse market event, and the outbreak of epidemic disease. As disclosed in “Management’s Discussion and Analysis – Liquidity and Capital Resources”, Arena has committed to funding operations through December 29, 2026 and Decathlon has provided a secured financing of up to $2,200,000. If we are unable to obtain adequate financing or financing on terms satisfactory to us after December 29, 2026, we may not be able to continue operations. If we are otherwise unable to obtain additional financing when we require it, our ability to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.

We have historically invested in engineering and development efforts that further enhance our products. Such investments may affect our operating results and liquidity, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.

We have historically invested in engineering and development efforts that further enhance our products. These investments involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins, operating results and liquidity and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, our business, operating results and prospects may be materially adversely affected.

Risks Related to Data Collection and Security, Intellectual Property and Technology Industry Regulations

The technology industry is subject to increasing scrutiny that could result in U.S. government actions that could negatively affect our business.

We may face claims relating to the information or content that is made available through our platform. Though we contractually require our customers to represent that they will follow our policies with respect to all information or content they upload to our systems, we may be exposed to potential liability if our customers do not abide by such policies. In particular, the nature of our business may expose us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property right infringement, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, and breach of contract, among others. The technology industry is subject to intense media, political and regulatory scrutiny, including on issues related to antitrust and artificial intelligence, which exposes us to government investigations, legal actions and penalties. For instance, various regulatory agencies, including competition and consumer protection authorities, have active proceedings and investigations concerning multiple technology companies on antitrust and other issues. If we become subject to such investigations, we could be liable for substantial fines and penalties, be required to change our products or alter our business operations, receive negative publicity, or be subject to civil litigation, all of which could harm our business. Lawmakers also have proposed new laws and regulations, and modifications to existing laws and regulations, that affect the activities of technology companies such as the recent efforts to eliminate or modify Section 230 of the Communications Decency Act. If such laws and regulations are enacted or modified, they could negatively impact us, even if they are not specifically intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations and other scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions of our own or to acquire other businesses.

Compliance with new or modified laws and regulations could increase the cost of conducting our business, limit the opportunities to increase our revenues, or prevent us from offering certain products and services. While we have adopted policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will not violate such laws and regulations. If we are found to have violated laws and regulations, it could materially adversely affect our reputation, financial condition and operating results. We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our customers, business partners, or suppliers in the technology industry that would have the effect of limiting our ability to do business with those entities. There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future.

Our business and the effectiveness of our platform depends on our ability to collect and use online data. New tools used by consumers to limit data collection, regulatory restrictions and potential changes to web browsers and mobile operating systems affect our ability to collect such data, which could harm our operating results and financial condition.

The ability of our platform to deliver high quality solutions to our customers is based on our technology’s capability to derive relevant, actionable insights from the data that we ingest into our systems and our ability to execute marketing programs across digital channels such as email, social media, website and other touchpoints to engage consumers. The principal way that we collect individual data is directly from the consumers when they register or interact with our platform (such as the DISQUS commenting system), or with partners’ services. We also use various tracking technologies, both proprietary and those provided through third-party suppliers in order to connect to individuals across marketing channels for the purpose of targeting consumers and delivering campaigns. The future of these and other digital data collection practices is evolving, with some prominent companies in the industry recently announcing that they will implement their own individual data collection tools and phase out others. This approach may or may not be compatible with our current operations in those channels and platforms. It is yet to be determined if there will be an industry-wide framework for targeting consumers in a digital environment. Furthermore, regulatory and legislative actions may influence which data collection tools are permitted in various jurisdictions and may further restrict our data collection efforts. Without this incremental data, we may not have sufficient insight into the consumer’s activity to provide some of our current tools, which may impact our capacity to execute our customers’ programs efficiently and effectively.

Consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to track and deliver our solutions across different marketing channels and platforms. Various digital tracking tools may be deleted or blocked by consumers. The most commonly used internet browsers also allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with), which are not affected by changes from web browsers and operating systems, or third-party cookies (placed by parties that do not have direct relationship with the consumer), which some browsers may block by default. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device. Even if cookies and ad blockers do not ultimately have an adverse effect on our business, investor concerns about the utility and robustness of these tracking technologies could limit demand for our stock and cause its price to decline.

We also partner with third-party data suppliers and publishers. When we purchase or license from third-party data suppliers, we are dependent upon our ability to obtain such data on commercially reasonable terms and in compliance with applicable regulations. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we had to terminate our ties with data suppliers either due to commercial or regulatory reasons, our ability to provide products to our customers could be materially adversely impacted, which could result in decreased revenues and operating results. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition and the price of our common stock.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

In the U.S., numerous state laws impose standards relating to the privacy, security, transmission and breach reporting of personal information. Such laws and regulations are subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our customers and our strategic partners. For example, the CCPA creates individual privacy rights for California consumers and imposes privacy and security obligations on entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches suffered as a result of the business’s violation of the duty to implement and maintain reasonable security procedures and practices, and this may lead to breach litigation. Further, as amended by the California Privacy Rights Act, the CCPA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. Similar laws are now in effect and enforceable in other states. Additionally, state regulators may exercise greater scrutiny regarding the collection and processing of personal information for purposes of online advertising, marketing, and analytics. These laws and their requirements could have a material adverse effect on our financial performance, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. The FTC sees failure to take appropriate steps to keep consumers’ personal information secure as constituting unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has in recent years conducted enforcement actions against other companies that created new precedents that may require us to adjust our business practices. Future FTC enforcement actions against marketing companies could result in more material impacts to us.

Our communications with consumers are also subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The FTC and the Federal Communications Commission have been active in expanding regulatory and enforcement activities related to TCPA-covered practices. State laws in Connecticut and Maryland created additional requirements and penalties for violations relating to telemarketing and SMS marketing. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA and related state laws impose significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted using email, telephone, fax or text message. Additional laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

New requirements relating to automated, browser-based, or one-stop opt-out mechanisms (“OOMs”) such as the Global Privacy Control, the forthcoming opt-out mechanism for data brokers established under the California Delete Act, or other OOMs that will be established in the future may result in significantly larger numbers of consumers opting out of having their data used for marketing purposes versus historical averages. This could result in VisitIQ having less access to consumer data, impacting performance of our services or resulting in loss of business.

Increased scrutiny regarding the use of such technologies and the use of personal data for online advertising practices, together with adverse rulings on these issues, even if not directly against us, may have a direct impact on our ability to continue to collect and process personal data for the services that we provide and could adversely impact our business activities. Changes proposed by providers of major browsers to eliminate or restrict the usage of third-party cookies to track user behaviors, and to allow users to limit the collection of certain data generally or from specified websites, could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers. The effectiveness of our platform relies in part on our ability to collect and use online data, so these changes could adversely affect our business.

Our data-driven platform may also be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning, controlling for data bias, and antidiscrimination. For example, in addition to enforcing Section 5 of the Federal Trade Commission Act of 1914, the FTC enforces the Fair Credit Reporting Act, and the Equal Credit Opportunity Act. These laws prohibit unfair and deceptive practices, including use of biased algorithms in artificial intelligence. If federal or state regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our collection or use of this data. Additionally, existing and future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in the imposition of significant civil and/or criminal penalties, damage in our reputation, private litigation, and restrictions on data processing.

Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantage and having an adverse effect on our business, results of operations and financial condition.

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantage and harming our business. Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected.

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the U.S., and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark and other intellectual property laws to establish and protect our proprietary technology and intellectual property rights. Establishing trade secret, copyright, trademark, domain name and patent protection can be difficult and expensive, and the laws, procedures and restrictions may provide only limited protection. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our products. However, theft or misuse of our proprietary information could occur by employees or contractors who have access to our technology.

Our wholly owned subsidiary, VisitIQ, LLC currently owns trademark registrations and applications for the VISITIQ and VISITID names and other product-related marks in the United States. We have also registered numerous internet domain names related to our business. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies.

Any unfavorable publicity or negative public perception of current data collection practices could in the future harm our business, results of operations, financial condition and the price of our common stock, including from additional regulations which may impact the effectiveness of our data cloud and platform.

The growth of the digital marketing industry has led to increased scrutiny from consumer groups, government agencies and news organizations. Negative publicity about the digital marketing industry as a whole or about an individual actor, regardless of the accuracy, could harm our business, results of operations and financial condition, and negatively affect the price of our common stock. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the digital marketing industry for its collection, storage and use of data. Furthermore, government agencies have recently been, and may continue to be, more active in regulating and enforcing rules that relate to the collection, use, sharing and disclosure of data.

As we process transactions through our platform, we collect large amounts of data about consumers and advertisements that we place. Further, we collect data on consumers that does not directly identify the individual (although considered personal information under the CCPA and other U.S. laws, GDPR, and other laws), including browser, device location and characteristics, online browsing behavior, exposure to and interaction with advertisements, and inferential data about purchase intentions and preferences. Data providers also send us proprietary data, including data about consumers. We aggregate this data and analyze it in order to enhance our product, including the pricing, placement and scheduling of advertisements. Evolving regulatory standards could place restrictions on the collection, management, aggregation and use of the types of data we collect, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which we may use or disclose data. Any new and unforeseen regulatory limitations on our operations could impair our ability to deliver effective solutions to our customers, which could adversely affect our business, operating results and financial condition.

A significant inadvertent disclosure or breach of confidential and/or personal information we may be deemed to process, or a security breach of our or our customers’, suppliers’, or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations.

In addition to internal technology, including proprietary software, databases, and other intellectual property, we also rely on computer hardware purchased or leased from, software licensed from, content licensed from and services provided by a variety of third parties, which include databases, operating systems, virtualization software, tax requirement content and geolocation content and services (collectively, “IT Systems”). The nature of our business means that we process large databases of information, including maintaining and storing large databases of such information, not only on our own behalf, but also on our customers’ and others’ behalf. As a result, we face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, and personal and confidential information. Such risks include the misappropriation of data by malicious insiders or unauthorized third parties, or other data breaches. Such parties could attempt to gain entry to our or our vendor’s IT Systems (including by gaining employment at VisitIQ) for the purpose of stealing data, including confidential information or personal information, or breaching our security systems or other IT Systems. In particular, we (and certain of our third-party providers), like other organizations, especially in the digital marketing industry and marketing technology industry, are routinely subject to attempts by such threat actors (e.g., cybersecurity threats, attempted data privacy breaches, or other incidents), which if successful, may result in either threatened or actual exposure leading to unauthorized access, disclosure and misuse of confidential information, personal information or other information regarding customers, suppliers, partners, vendors, employees, or our company and business. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems or information.

Even where we have invested in industry standard security, a breach may be due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our customers, vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees to disclose sensitive information or credentials that permit access to sensitive information through a process known as social engineering. This includes disclosing data such as usernames, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential information. Employee-related risks are increased by remote and hybrid working arrangements at our company (and at third-party providers) which increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Third parties and threat actors also may attempt to extort us through a ransomware or other similar form of attack by encrypting information IT Systems, rendering our IT Systems inoperable, or stealing intellectual property, confidential information, personal information, or other sensitive data, and demanding payment in return. Techniques used to obtain unauthorized access to, or sabotage IT Systems, change frequently, grow more complex over time, and often are not recognized until launched against a target. Given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security-related incidents, our technology may fail to adequately secure the data, including confidential information and personal information we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of such data, other security events that impact the integrity or availability of such data, or our IT Systems and operations and any data contained in such systems and operations. We may incur significant costs in protecting against or remediating such events, including cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. We carry insurance comparable to our industry. However, we cannot guarantee that our insurance coverage will be sufficient to cover all costs and liabilities incurred in relation to a security breach, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective customers to reject our products in the future, deterring data suppliers from supplying us data or customers from uploading their data on our platform, or changing customers’ behaviors and use of our technology. Further, we could be forced to expend significant resources in response to a security breach, including those expended in notifying individuals and providing mitigating solutions, repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations.

We depend on third-party data providers, systems and technologies to operate our business, the disruption of which could adversely affect our business, operating results and financial condition.

Any damage to or failure of our IT Systems generally would prevent us from operating our business. We rely on data centers and third-party technology vendors in order to operate our business, and we host our company-owned infrastructure at third-party data centers. We are also dependent on third-party providers to provide industry standard protection against potential damages such as cyber intrusions, natural disasters, criminal acts and technical maintenance. In the event of damage or interruption to IT Systems, it is unlikely that we would be appropriately compensated for the reputational harm that such an interruption would create regardless of any damages we may recover from such third parties or any insurance policy in place. This would in turn reduce our revenue, subject us to liability and may cause us to lose customers, any of which could materially adversely affect our business.

Additionally, improving our platform’s infrastructure and expanding its capacity in anticipation of growth in new channels and formats, as well as implementing technological enhancements to our platform to improve its efficiency and cost-effectiveness are key components of our business strategy, and if our third-party data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in the service levels at our third-party data centers or any errors, service interruptions, defects, disruptions, or other performance problems could adversely affect our reputation, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, operating results and financial condition. Any errors, bugs or defects in such IT Systems could result in errors or a failure of our solutions, which could harm our business. Additionally, we cannot ensure that these third-party leases or licenses, or support for such leased or licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our suppliers or licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. In the future, we might need to license other hardware, software, content or services to enhance our products and meet evolving customer requirements. Any inability to license or otherwise obtain such hardware or software could result in a reduction in functionality, or errors or failures of our products, until equivalent technology is either developed by us or, if available, is identified, obtained through purchase or license, and integrated into our solutions, any of which may reduce demand for our solutions and increase our expenses. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and harm our results of operations.

If we fail to detect or prevent fraud or malware intrusion on our platform, devices, or systems, or into the systems or devices of our customers and their consumers, publishers could lose confidence in our platform, and we could face legal claims and regulatory investigations, any of which could adversely affect our business, operating results and financial condition.

We may be the target of fraudulent or malicious activities undertaken by persons seeking to use our platform for improper purposes. For example, someone may attempt to divert or artificially inflate customer purchases through our platform or attempt to disrupt or divert the operation of the systems and devices of our publishers and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or other unauthorized or illicit purposes. Those activities could also introduce malware through our platform in order to commandeer or gain access to confidential information or personal information. We use third-party tools and proprietary technology to identify non-human traffic and malware, and we may reduce or terminate relationships with customers that we find to be engaging in such activities. However, there can be no assurance that our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both us and third parties to improve processes for assessing the quality of publisher inventory and controlling fraudulent activity. In the meantime, new or changing data privacy laws (in particular outside the EU and the U.S.) could potentially interfere with the data collection required in order to detect fraud. If we fail to detect or prevent fraudulent or malicious activity of this sort, our reputation could be damaged, customers may contest payment, demand refunds or fail to give us future business, or we could face legal claims or investigations from customers or regulators. Even if we are not directly involved in fraud or malicious activity, any sustained failures of others in our industry to adequately detect and prevent fraud could generate the perception that digital marketing is unsafe and lead our customers to avoid digital marketing products like ours.

The standards that private entities and inbox service providers adopt in the future to regulate the use and delivery of email may interfere with the effectiveness of our platform and our ability to conduct business.

Our business is dependent on email services for promoting our customers’ brands, products and services. Other private entities often advocate standards of conduct or practices that significantly exceed current legal requirements and classify certain solicitations that comply with current legal requirements as impermissible “spam.” Some of these entities maintain “blacklists” of companies and individuals, and the websites, inbox service providers and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial solicitations that the blacklisting entity believes are appropriate. If a company’s IP addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or uses its blacklist.

From time to time, some of our IP addresses have become, and we expect will continue to be, listed with one or more blacklisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses blacklisted due to our scale and volume of emails processed, compared to our smaller competitors. While the overall percentage of such email solicitations that our individual customers send may be at or below reasonable standards, the total aggregate number of all emails that we process on behalf of our customers may trigger increased scrutiny from these blacklisting entities. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, blacklisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs and other email communications, all of which could have a material negative impact on our business, financial condition and results of operations.

Inbox service providers can also block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we are not given adequate notice of a change in policy or struggle to update our platform to comply with the changed policy in a reasonable amount of time. In addition, some inbox service providers categorize as “promotional” emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If inbox service providers materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of inbox service providers to categorize emails, then customers may question the effectiveness of our platform and cancel their accounts.

Additionally, changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. For example, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. In addition, electronic marketing and privacy requirements in the EU are highly restrictive and differ greatly from those currently in force in the U.S., which could cause fewer individuals in the EU to subscribe to our marketing messages and drive up our costs and risk of regulatory oversight and fines if we are found to be non-compliant. These restrictions could prevent us from obtaining enough data to produce effective marketing results for our customers in these markets. Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, for which we may incur increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by our customers’ end consumers could materially and adversely affect our business, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

We do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income. Our Board has complete discretion as to whether to declare dividends. Even if our Board decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements, our financial condition, contractual restrictions and other factors deemed relevant by our Board.

Because our common stock does not trade on a national securities exchange, the prices of our common stock may be more volatile and lower than if we were listed.

Our common stock trades on the OTC PINK (the “OTCPK”) operated by OTC Markets Group Inc. This market is not a national securities exchange. While our common stock trading has been relatively active, generally the OTCPK does not have the same level of activity as a national securities exchange like Nasdaq. Most institutions will not purchase a security unless it is on a national securities exchange. In addition, they do not purchase stocks that trade below $5.00 per share. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares.

Our common stock is deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules generally apply to companies whose common stock trades at less than $5.00 per share, subject to specific exceptions. Such exceptions include among others any equity security listed on a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000 for the last three years. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce its liquidity.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors, or otherwise make it difficult, to purchase and sell “penny stocks.” The “penny stock” designation may have a depressive effect upon our common stock price. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Because our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

General Risk Factors

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that securities or industry analysts publish about us or our business (or the absence of such research or reports). If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade recommendations regarding our stock, or if our results of operations do not meet their expectations, our stock price could decline and such decline could be material.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing and implementing internal controls over financial reporting is time consuming, costly, and complicated. If during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the valuation of our common stock could be adversely affected.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2025, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of August 31, 2025 due to the existence of material weaknesses.

Remediation measures are time-consuming on the Company’s financial and operational resources. In order to improve the effectiveness of its internal control over financial reporting, the Company will need to continue to expend resources, including accounting-related costs and management oversight.

We cannot provide assurance that the measures we have taken to date and may take in the future will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses or identify additional material weaknesses in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods required by the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of the common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We recognize the critical importance of maintaining the trust and confidence of all our stakeholders. Cybersecurity risk is managed as part of our broader technology and operational oversight, with involvement from our executive leadership team.

As one of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

Risk Management and Strategy

Our approach to cybersecurity focuses on maintaining the confidentiality, integrity, and availability of our systems through technical safeguards, ongoing monitoring, and operational response processes. Cybersecurity practices are implemented and maintained by internal personnel and are adjusted based on system changes, observed risks, and incident response activities.

Governance and Oversight

Cybersecurity oversight is managed by executive leadership. Day-to-day cybersecurity operations are overseen by the Chief Technology Officer (CTO). The Chief Executive Officer (CEO), who serves on the Board, receives updates regarding cybersecurity matters as appropriate.

Incident Monitoring, Response, and Reporting

We maintain processes to identify, investigate, and respond to cybersecurity incidents affecting our systems. When incidents occur, relevant information is escalated to executive leadership based on the nature and severity of the incident.

Information shared with our executive leadership team includes:

●	A description of the incident and how it was identified

●	Systems, services, or data affected

●	Preliminary assessment of scope and severity

●	Mitigation actions taken or underway

●	Operational impact and recovery status

Our executive leadership team determines whether and how such matters are communicated to our Board.

Technical Safeguards

We deploy technical safeguards designed to protect our information systems, which may include access controls, network security measures, system monitoring, and malware protection. These safeguards are maintained and updated as part of ongoing system operations.

Third-Party Considerations

We utilize third-party service providers to support certain aspects of our operations. Access by third parties to internal systems is managed and limited where applicable, and security considerations are evaluated in connection with the use of such providers.

Risk Disclosure

As of the date of this filing, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition.

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats in the fiscal year ending August 31, 2025 or thereafter that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see "Risk Factors- Risks Related to Data Collection and Security, Intellectual Property and Technology Industry Regulations – “A significant inadvertent disclosure or breach of confidential and/or personal information we may be deemed to process, or a security breach of our or our customers’, suppliers’, or other partners’ IT Systems could be detrimental to our business, reputation, financial performance and results of operations."

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. Except for the proceeding below, the Company is not currently a party to any other legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, financial condition, and results of operations.

On March 3, 2025, plaintiff Intersect Technologies, LLC (“Intersect”) filed an amended complaint in the U.S. District Court in the District of Delaware against us alleging breach of contract and certain other causes of action against us related to the business of DrivenIQ and the transfer of substantially all the assets of DrivenIQ to us in connection with the foreclosure sale. Intersect sought to recover its actual and punitive damages to the extent by law, which it alleged was in excess of $75,000. In February 2026, we entered into settlement discussions with Intersect in connection with this matter. On May 18, 2026, the parties reached an agreement-in-principle settling the matter, with our insurance carrier covering our settlement costs.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is currently quoted on OTCPK under the symbol “VIIQ”. Our common stock was previously traded on OTCPK under the symbol “CATG”.

Holders of Record

As of August 31, 2025, there were 67 holders of record of our common stock. As of April 30, 2026, there were 67 holders of record of our common stock. Because some of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board, subject to applicable laws and the terms of our indebtedness, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The Board has currently authorized 10,000,000 shares of common stock for issuance under the Incentive Plan. During the year ended August 31, 2025, 7,230,000 option awards were granted, all of which were outstanding as of August 31, 2025. As of April 30, 2026, 7,252,910 option awards were granted, all of which were outstanding.

Sales of Unregistered Securities

None.

Use of Proceeds.

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections, and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements due to, among other considerations, the matters discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

VisitIQ is an AI-powered campaign targeting engine that gives marketers, agencies, and enterprise go-to-market (GTM) teams the ability to find, define, and activate the audiences most likely to convert. The platform identifies anonymous website visitors, generates real-time Ideal Customer Profiles (ICPs), builds high-precision lookalike audiences, detects in-market behavior, maps real-world movement patterns, and activates every audience across paid media, email, CRM, and marketing automation platforms—while integrating seamlessly with existing go-to-market workflows and tools.

VisitIQ is needed by GTM teams now more than ever, because the modern go-to-market landscape has shifted under their feet. AI-driven search experiences have collapsed organic visibility across the web. Zero-click search has removed the very behavior relied on to generate inbound demand. Paid acquisition costs continue to rise as platforms consolidate inventory and shrink signal availability. Most website visitors remain anonymous, most campaigns waste spend on the wrong audiences, and most brands have no practical way to understand who is on their site, what they want, or whether they’re actively in a buying cycle.

VisitIQ solves this problem by delivering a unified, AI-driven targeting layer that sits across the entire go-to-market stack - continuously enriching data, clarifying ICPs, identifying high-intent prospects, and delivering audiences directly into the execution tools companies already use to run their GTM efforts.

Recent Developments

Recent Financing and Capital Structure Transactions

As more fully described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report, in October 2024, the Company entered into a note purchase agreement with Arena, pursuant to which the Company issued to Arena a convertible promissory note (the “October Note”) with a principal amount of $1,333,333. The October Note was issued with an original issue discount and resulted in gross proceeds to the Company of $1,200,000. In April 2025, the October Note, and the related accrued interest, was converted into 3,903,065 shares of Series B Convertible Preferred Stock. In November 2024 we completed a capital restructuring to simplify our capital structure whereby convertible notes payable and warrants were exchanged for Series B Convertible Preferred Stock. Additionally, in April 2025 and November 2025, we signed convertible note agreements with our largest shareholder of convertible preferred stock, Arena, which has provided the Company with approximately $3.75 million of funding to date. In November 2025, we also received a $391,000 investment from our main outsourced technology development partner into our Series C Convertible Preferred Stock. The investment was comprised of $80,000 of cash and cancellation of approximately $311,000 in outstanding payables to this vendor.

In March 2026, the Company, VisitIQ, LLC and Vern Hanzlik, as a key person of the Company, entered into a Revenue Loan and Security Agreement, dated March 26, 2026 (the “Revenue Loan and Security Agreement”) with Decathlon Alpha V, L.P. (“Decathlon”) relating to a secured financing of $2,200,000 (the “Revenue Loan Amount”), with $1,000,000 being advanced to the Company upon execution of the Revenue Loan and Security Agreement and one or more addition advances available for the remainder of the Revenue Loan Amount available to the Company upon request, provided that the Company has satisfied all conditions with respect to such advance.

The Revenue Loan and Security Agreement requires monthly payments of Fixed Payment Amounts (as set forth in the Revenue Loan and Security Agreement) with all outstanding advances and the Interest (as defined in them Revenue Loan and Security Agreement) being due at maturity on March 26, 2030 (unless accelerated upon a change of control or the occurrence of other events of default). Interest does not accrue on advance(s) pursuant to the Loan Agreement, rather a minimum amount of Interest (as defined in the Loan Agreement) is due pursuant to the terms of the Loan Agreement. The Revenue Loan and Security Agreement further provides for the payment of fees by the Borrower and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding and otherwise due under the Revenue Loan and Security Agreement may be accelerated for typical defaults including, but not limited to, the failure to make when due payments, the failure to perform any covenant, the inaccuracy of representations and warranties, and the occurrence of debtor-relief proceedings.

In connection with the Revenue Loan and Security Agreement, the Company, VisitIQ, LLC, Decathlon and Arena also entered into a Subordination Agreement (the “Subordination Agreement”), dated March 26, 2026, pursuant to which Arena subordinated all security interests or liens that Arena may have in the property of the Company or VisitIQ, LLC to Decathlon.

Trends and Other Factors Affecting Our Business

We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report titled “Risk Factors.”

We regularly evaluate several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, make strategic decisions and establish performance goals for compensation and we periodically review and revise these metrics to reflect changes in our business.

	2025	2024

Bookings for the year ended August 31	$4,379,609	$593,999
Data revenue for the year ended August 31	2,212,601	2,059,174
Gross profit for the year ended August 31	1,428,369	(1,184)

Bookings are defined as a contracted future platform license in contracted dollars.

Customer Concentration

During the year ended August 31, 2025, three customers accounted for 29%, 15% and 11% of consolidated revenue. As of August 31, 2025, these three customers accounted for 61% of consolidated accounts receivable, net.

During the year ended August 31, 2024, one customer accounted for 22% of consolidated revenue. As of August 31, 2024, three customers, inclusive of the customer with the revenue concentration, accounted for 54% of consolidated accounts receivable, net.

Continued Investment and Innovation

We continue to invest in our platform by working to develop innovative solutions to address our customers’ needs and focus on our customers identifying the most impactful areas for advancement. We believe this process has contributed significantly to our increases in bookings and customer growth. We believe that continued investments in our products are important to our future growth and, as a result, we expect our software development costs to continue to increase, which may adversely affect our near-term liquidity.

Macroeconomic Conditions and Other World Events

General economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism (including, for example, the ongoing military conflicts in Israel and in Ukraine and the economic sanctions related thereto), have added uncertainty in timing of customer orders.

See “Risk Factors - Risks Related to Our Business and Industry-Our business is subject to the risk of catastrophic events such as pandemics, hurricanes, wildfires, tornadoes, earthquakes, extreme weather events, flooding, droughts and power outages, and to business and operational interruption by man-made problems such as war, conflicts and terrorism” and “We may be adversely affected by the effects of inflation.”

Components of Results of Operations

Revenue

Revenues arise primarily from the Company’s proprietary AI-driven technology platform, which is named VisitIQ, via subscription fees and volume-based utilization fees.

We also offer media activation services to our customers and this service consists of the fees charged for the Company’s management of media campaigns for customers, and the activation of the data to the related media campaign.

Cost of Sales

Our cost of sales is largely related to the costs of our customer data that drives our technology platform, the hosting fees for that data and our platform, and other costs related to maintaining our platform and its responsiveness.

Legal and Professional Fees

Legal and professional fees relate mainly to fees paid to our lawyers in connection with various financing agreements our other capital structure-related items, in addition to fees paid to our auditors and tax accountants.

Personnel Expenses

Personnel expenses consist primarily of salaries and related personnel costs for individuals working on our team.

General and Administrative Expenses

General and administrative expenses consist primarily of our insurance expense, non-capitalized software costs, general corporate costs, and rent.

Selling and Marketing Expenses

Sales and marketing expenses consist primarily of costs related to advertising, marketing promotions, and travel costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses primarily relate to the amortization of our capitalized software development costs, which are expensed over a period of 3 years.

Credit Loss Expenses

Credit loss expenses relate to the expense incurred when accounts receivable are considered to be uncollectable.

Stock-Based Compensation Expenses

Stock-based compensation expenses relate primarily to the Company’s majority stockholder entering into a consulting agreement with the Company. As payment under this consulting agreement, the stockholder was allowed to convert 42,814,596 shares of their Series B Convertible Preferred Stock into 57,086,261 shares of Series C Convertible Preferred Stock. The Company determined the fair value of the Series C Convertible Preferred Stock received as consideration under the consulting agreement was approximately $2,528,000 greater than the fair value of the Series B Convertible Preferred Stock at the conversion date and recorded this excess amount as Stock-based compensation expense in the consolidated statements of operations. Additionally, the Company incurred approximately $419,000 in stock-based compensation expense for stock option awards granted to employees, contractors, Directors and Board advisors.

Impairment Losses on Equity Investments

Impairment losses in the year ended August 31, 2024 were related to an investment the Company had in an entity where the Company determined that there was a partial impairment and reduced the recorded amount by $16,000.

Loss on Disposition of Software Assets

During the year ended August 31, 2024, the Company recorded a loss of approximately $377,000 related to the disposition of capitalized software that was no longer being used by the Company.

Interest Expense

Interest expense primarily consists of interest incurred and amortization of original issue discount under our outstanding convertible debt agreements.

Interest income

Interest income of approximately $19,000 was recorded during the year ended August 31, 2024 related to interest received on a certain investment the Company had at that time.

Gain on Exchange of Convertible Notes Payable for Series B Convertible Preferred Stock

The Company recorded a gain on the exchange of a non-related party’s convertible debt to Series B Convertible Preferred Stock, calculated as the difference between the carrying amount of this debt and accrued interest, in comparison to the estimated valuation of the Series B Convertible Preferred Stock received upon conversion.

Loss Recognized upon Dissolution of DrivenIQ

The Company recorded a loss on the dissolution of this entity in June 2025.

Income Taxes

The Company recorded income tax expense of $19,890 for the year ended August 31, 2025, which related to temporary differences. No provision for, or benefit from, income taxes was recorded for the year ended August 31, 2024. Due to the level of historical losses, we maintain a full valuation allowance on the deferred tax assets as of August 31, 2025 and 2024 against U.S. federal and state deferred tax assets as we have concluded as of August 31, 2025 and 2024 it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Years Ended August 31, 2025 and 2024:

The following table summarizes our historical results of operations and as a percentage of revenue for the periods presented:

	Years Ended August 31,
	2025		2024		Change	%
Data revenue	2,212,601	83.9%	$2,059,174	68.7%	$153,427	7.5%
Media activation revenue	423,129	16.1%	938,797	31.3%	(515,668)	-54.9%
Total revenue	2,635,730	100.0%	2,997,971	100.0%	(362,241)	-12.1%

Data cost of sales	1,058,993	40.2%	2,021,102	67.4%	(962,109)	-47.6%
Media activation cost of sales	148,368	5.6%	978,053	32.6%	(829,686)	-84.8%
Total cost of sales	1,207,361	45.8%	2,999,155	100.0%	(1,791,794)	-59.7%

Gross profit (loss)	1,428,369	54.2%	(1,184)	0.0%	1,429,554	54.2%

Expenses
Legal and professional fees	417,010	15.8%	1,493,084	49.8%	(1,076,074)	-72.1%
Personnel expenses	3,119,626	118.4%	3,938,737	131.4%	(819,111)	-20.8%
General and administrative costs	540,366	20.5%	670,723	22.4%	(130,357)	-19.4%
Sales & marketing expenses	73,014	2.8%	93,153	3.1%	(20,139)	-21.6%
Depreciation and amortization expense	1,461,665	55.5%	1,304,905	43.5%	156,759	12.0%
Credit losses expense	187,004	7.1%	220,293	7.3%	(33,289)	-15.1%
Stock-based compensation expense - primarily related party	2,947,578	111.8%	—	0.0%	2,947,578	N/A
Impairment losses on equity investments	—	0.0%	16,000	0.5%	(16,000)	-100.0%
Loss on disposition of software assets	—	0.0%	377,111	12.6%	(377,111)	-100.0%
Total operating expenses	8,746,262	331.8%	8,114,006	270.6%	632,256	7.8%

Other income (expense)
Interest expense	(775,731)	-29.4%	(2,609,918)	-87.1%	1,834,187	-70.3%
Interest income	—	0.0%	18,774	0.6%	(18,774)	-100.0%
Gain on exchange of convertible notes payable for preferred stock	442,638	16.8%	—	0.0%	442,638	N/A
Loss recognized upon dissolution of DrivenIQ	(481,717)	-18.3%	—	0.0%	(481,717)	N/A
Net loss before allowance for income taxes	(8,132,703)	-308.6%	(10,706,334)	-357.1%	2,573,631	-24.0%

Income tax expense	19,890	0.8%	—	0.0%	19,890	N/A

Net loss	(8,152,593)	-309.3%	(10,706,334)	-357.1%	$2,553,741	-23.9%

Revenue

Total revenue for the years ended August 31, 2025 and 2024 was approximately $2,636,000 and $2,998,000, respectively. Total revenue for the year ended August 31, 2025 decreased by approximately $362,000, or 12.1%, from the year ended August 31, 2024, primarily driven by a decrease in media activation revenue as the Company has been focused on growing its subscription base for the data revenue line.

Cost of Revenue

The following table presents the Cost of Sales disaggregated by service type, as well as the percentage of total cost of revenue.

	Years Ended August 31,
	2025		2024		Change	%
Data cost of sales	$1,058,993	87.7%	$2,021,102	67.4%	$(962,109)	-47.6%
Media activation cost of sales	148,368	12.3%	978,053	32.6%	(829,686)	-84.8%
Total cost of sales	$1,207,361	100.0%	$2,999,155	100.0%	$(1,791,794)	-59.7%

Total cost of sales for the years ended August 31, 2025 and 2024 was approximately $1,207,000 and $2,999,000, respectively, a decrease of approximately $1,792,000, or 59.7%.

We continue to focus on controlling our data and hosting costs as our data customers and revenue increase by working with our vendors to secure longer-term agreements.

Gross Profit (Loss)

Total gross profit (loss) was approximately $1,428,000 and $(1,000) for the years ended August 31, 2025 and 2024, respectively. As a percentage of revenue, the gross margin was 54.2% and (0.0)% for the years ended August 31, 2025 and 2024, respectively. The higher gross profit for the year ended August 31, 2025 was primarily attributable to a focused effort on reducing cost of sales and creating a cost structure that was more fixed in nature as revenue increased.

Our gross profit is primarily influenced by the costs associated with the acquisition of the consumer data that fuels our technology platform, as well as the average selling price of our platform.

Legal and Professional Fees

Legal and professional fees were approximately $417,000 and $1,493,000 for the years ended August 31, 2025 and 2024, respectively. During the year ended August 31, 2025, there was a decrease of $1,076,000 in legal and professional fees as a result of lower fees related to debt issuance as well as lower legal costs related to personnel termination events.

Personnel Expenses

Personnel expenses were approximately $3,120,000 and $3,939,000 for the years ended August 31, 2025 and 2024, respectively. During the year ended August 31, 2025, there was a decrease of $819,000 in personnel expenses primarily due to a reduction in the number of individuals at the Company and a reduction in severance costs from the year ended August 31, 2024.

General and Administrative Expenses

General and administrative expenses were approximately $540,000 and $671,000 for the years ended August 31, 2025 and 2024, respectively. During the year ended August 31, 2025, there was a decrease of $131,000 in general and administrative expenses due to a focused effort on reducing expenses in non-core business areas.

Selling and Marketing Expenses

Our sales and marketing efforts were consistent for the years ended August 31, 2025 and 2024, so sales and marketing expenses were approximately $73,000 and $93,000 for the years ended August 31, 2025 and 2024, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were approximately $1,462,000 and $1,305,000 for the years ended August 31, 2025 and 2024, respectively. The increase in depreciation and amortization costs for the year ended August 31, 2025 was due to higher software development costs and the amortization of these costs.

Credit Loss Expenses

Credit loss expenses were approximately $187,000 and $220,000 for the years ended August 31, 2025 and 2024, respectively. The decrease was due to improved contract governance and collections processes.

Stock-Based Compensation Expenses

There was no stock-based compensation plan prior to fiscal year 2025. Stock-based compensation expenses were approximately $2,948,000 and $0 for the years ended August 31, 2025 and 2024, respectively. Approximately $2,528,000 of this expense during the year ended August 31, 2025 was related to a consulting agreement with the Company’s largest stockholder, as described in the section above and the notes to the audited consolidated financial statements included elsewhere in this Annual Report. Approximately $419,000 of this expense was related to stock-based compensation expense for stock option awards granted to employees, contractors, Directors and Board advisors, under the Incentive Plan, the details of which are described in the notes to the audited consolidated financial statements included elsewhere in this Annual Report, as well as in Part III of this filing.

Impairment Losses on Equity Investments

Impairment losses in the year ended August 31, 2024 were related to an investment the Company had in an entity where the Company determined that there was a partial impairment and reduced the recorded amount by $16,000.

Loss on Disposition of Software Assets

During the year ended August 31, 2024, the Company recorded a loss of approximately $377,000 related to the disposition of capitalized software that was no longer being used by the Company.

Interest Expense

Interest expense was approximately $776,000 and $2,607,000 for the years ended August 31, 2025 and 2024, respectively. The decrease in interest expense between years is related to the decrease in the outstanding convertible note agreements to which this interest expense relates.

Interest income

Interest income of approximately $19,000 was recorded during the year ended August 31, 2024 related to interest received on certain investment the Company had at that time.

Gain on Exchange of Convertible Notes Payable for Series B Convertible Preferred Stock

The Company recorded a gain on the conversion of a non-related party’s exchange of their convertible debt to Series B Convertible Preferred Stock in the amount of approximately $443,000, calculated as the difference between the carrying amount of this debt and accrued interest, in comparison to the estimated valuation of the Series B Convertible Preferred Stock received upon conversion.

Loss Recognized upon Dissolution of DrivenIQ

The Company recorded a loss on the dissolution of this entity of approximately $482,000.

Income Taxes

The Company recorded income tax expense of $19,890 for the year ended August 31, 2025, which related to temporary differences. No provision for, or benefit from, income taxes was recorded for the year ended August 31, 2024. We will continue to review our conclusions about the appropriate amount of the valuation allowance on a quarterly basis. If we were to generate profits in our fiscal 2026 and beyond, the U.S. valuation allowance position could be reversed in the foreseeable future. We expect a benefit to be recorded in the period the valuation allowance reversal is recorded and a higher effective tax rate in periods following the valuation allowance reversal.

Liquidity and Capital Resources

As of August 31, 2025 and 2024, we had approximately $108,000 and $386,000 in cash, respectively, and negative cash flows from operations of approximately $2,620,000 and $4,684,000 for the years ended August 31, 2025 and 2024, respectively. Our business requires cash for operating activities, including salaries and wages paid to our employees, consumer data acquisition costs, general and administrative expenses, and others.

We expect that we will need to engage in additional financings to fund our operations and satisfy our obligations in the near-term as well as to respond to business challenges and opportunities, including the need to provide working capital, develop new features and enhance our products. We may also seek to raise additional capital, including from offerings of our equity or debt securities, on an opportunistic basis when we believe there are suitable opportunities for doing so. Arena has committed to providing additional funding through December 29, 2026. Without such additional funding, we may not be able to continue operations.

More generally, our ability to meet our cash requirements depends on, among other things, our operating performance, competitive and industry developments, and financial market conditions, all of which are significantly affected by business, financial, economic, political, and other factors, many of which we may not be able to control or influence. To the extent that our actual operating results or other developments differ from our expectations, our liquidity could be adversely affected.

April 2025 Convertible Notes

On April 17, 2025, the Company, along with its wholly-owned subsidiary, VisitIQ, LLC, entered into a note purchase agreement (the “April Note Purchase Agreement”) with Arena, pursuant to which, the Company may issue senior secured convertible promissory notes in the aggregate principal amount of $2,222,222 for a purchase price of $2,000,000 to affiliates of Arena (the “April 2025 Convertible Notes”).

In connection with the April Note Purchase Agreement, VisitIQ Corp. has issued April Convertible Notes in the aggregate principal amount of $2,222,222 for a purchase price of $2,000,000 to affiliates of Arena. The April 2025 Convertible Notes were issued by the Company to the affiliates of Arena on April 17, 2025 and bear interest at 12.0% per annum. The April 2025 Convertible Notes mature on April 17, 2026 and are secured by a Security Agreement, dated as of October 24, 2024, as amended by that certain first amendment thereto, dated as of April 17, 2025, made by the affiliates of Arena, the Company and VisitIQ, LLC (the “Security Agreement”). The April 2025 Convertible Notes are convertible into shares of Series C Convertible Preferred Stock at the option of the holder, subject to certain conditions, and, in any case, on the Maturity Date or upon liquidation of the Company.

November 2025 Convertible Notes

On November 10, 2025, the Company, along with its wholly-owned subsidiary, VisitIQ, LLC, entered into a note purchase agreement (the “November Note Purchase Agreement”) with Arena, pursuant to which, the Company may issue senior secured convertible promissory notes up to the aggregate principal amount of $1,944,444 for a purchase price of $1,750,000 to affiliates of Arena (the “November 2025 Convertible Notes”).

In connection with the November Note Purchase Agreement, the Company has issued November 2025 Convertible Notes in aggregate principal amount of $1,944,444 for a purchase price of $1,750,000 to affiliates of Arena. The November 2025 Convertible Notes were issued by the Company to the affiliates of Arena in multiple closings on November 10, 2025, November 26, 2025, December 23, 2025, January 8, 2026, February 3, 2026 and March 9, 2026. Each of the November 2025 Convertible Notes bear interest at 12.0% per annum. The November 2025 Convertible Notes mature one year from the date of issuance and are secured by the collateral set forth in the Security Agreement. The November 2025 Convertible Notes are convertible into shares of Series C Convertible Preferred Stock at the option of the holder, subject to certain conditions, and, in any case, on the Maturity Date or upon liquidation of the Company.

March 2026 Financing

In March 2026, the Company, VisitIQ, LLC and Vernon Hanzlik, as a key person of the Company, entered into the Revenue Loan and Security Agreement relating to a secured financing of $2,200,000, with $1,000,000 being advanced to the Company upon execution of the Revenue Loan and Security Agreement and one or more addition advances available for the remainder of the Revenue Loan Amount available to the Company upon request, provided that the Company has satisfied all conditions with respect to such advance.

The Revenue Loan and Security Agreement requires monthly payments of Fixed Payment Amounts (as set forth in the Revenue Loan and Security Agreement) with all outstanding advances and the Interest (as defined in the Revenue Loan and Security Agreement) being due at maturity on March 26, 2030 (unless accelerated upon a change of control or the occurrence of other events of default). Interest does not accrue on advance(s) pursuant to the Loan Agreement, rather a minimum amount of Interest (as defined in the Loan Agreement) is due pursuant to the terms of the Loan Agreement. The Revenue Loan and Security Agreement further provides for the payment of fees by the Borrower and includes customary representations and warranties, indemnification provisions, covenants and events of default. Subject in some cases to cure periods, amounts outstanding and otherwise due under the Revenue Loan and Security Agreement may be accelerated for typical defaults including, but not limited to, the failure to make when due payments, the failure to perform any covenant, the inaccuracy of representations and warranties, and the occurrence of debtor-relief proceedings.

In connection with the Revenue Loan and Security Agreement, the Company, VisitIQ, LLC, Decathlon and Arena also entered into the Subordination Agreement, pursuant to which Arena subordinated all security interests or liens that Arena may have in the property of the Company or VisitIQ, LLC to Decathlon.

Cash Flow Summary

The following table summarizes our cash flows for the years ended August 31, 2025 and 2024:

	Years Ended August 31,
	2025	2024	Change

Net cash used in operating activities	$(2,619,662)	$(4,684,082)	$2,064,420
Net cash used in investing activities	(662,638)	(1,103,813)	441,175
Net cash provided by financing activities	3,003,859	5,324,453	(2,320,595)

Operating Activities

Net cash used in operating activities for the year ended August 31, 2025 was approximately $2,620,000; consisting primarily of a net loss of $8,153,000, offset by cash provided from net operating assets of approximately $695,000 and net non-cash charges of approximately $4,838,000. The cash provided from operating assets was primarily comprised of increased accrued interest of approximately $461,000 and accounts payable and accrued liabilities of approximately $376,000, partially offset by a decrease in deferred revenue and accounts receivable of approximately $76,000 and $73,000, respectively. The noncash charges primarily consisted of stock-based compensation expense of approximately $2,948,000, depreciation and amortization of approximately $1,462,000, loss on dissolution of DrivenIQ of $482,000, and amortization of debt discount of $315,000, partially offset by a gain recognized on debt exchange for preferred stock of $443,000.

Net cash used in operating activities for the year ended August 31, 2024 was approximately $4,684,000; consisting primarily of a net loss of $10,706,000, offset by cash provided from net operating assets of $2,657,000, and non-cash charges of $3,365,000. The cash provided from operating assets was primarily comprised of increased accrued interest of $1,263,000, accounts payable and accrued liabilities of $969,000, and deferred revenue of $109,000 and a decrease in accounts receivable of $309,000. The noncash charges primarily consisted of amortization of debt discount of $1,317,000, depreciation and amortization of $1,305,000, loss on disposition of a software asset of $377,000, and settlement of a lease liability with an equity method investment of $256,000.

We expect our cash used in operating activities to increase, driven by reduction in net losses.

Investing Activities

Net cash used in investing activities during the year ended August 31, 2025 was $663,000, consisting of $1,288,000 of capitalized software development costs, partially offset by payments received on a note receivable of $625,000.

Net cash used in investing activities during the year ended August 31, 2024 was $1,104,000, consisting of $1,073,000 of capitalized software development costs and issuance of notes receivable of $31,000.

We expect our capital expenditures to increase in 2026 compared to 2025 as we continue to advance our technology platform with our external development partner.

Financing Activities

Net cash provided by financing activities during the year ended August 31, 2025 was $3,004,000, consisting of issuance of convertible notes payable of $3,200,000, partially offset by $112,000 of payments on other notes payable and $84,000 of payments on insurance financing arrangements.

Net cash provided by financing activities during the year ended August 31, 2024 was $5,324,000, consisting of issuance of convertible notes payable with common stock warrants.

We expect cash provided by financing activities to increase by issuing new equity or incurring new debt to continue and expand operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including our operating performance, competitive and industry developments, and financial market conditions.

Off-Balance Sheet Arrangements

As of August 31, 2025 and 2024, we did not have any off-balance sheet arrangements.

Contractual Obligations

None.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, Summary of Significant Accounting Policies, in the notes to the audited consolidated financial statements in this Annual Report.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements.

We will remain a smaller reporting company and may take advantage of certain scaled disclosures available to smaller reporting companies until the last day of the fiscal year in which (a) the market value of our voting and nonvoting common stock held by non-affiliates equals or exceeds $250.0 million measured on the last business day of that year’s second fiscal quarter and (b) our annual revenue equals or exceeds $100.0 million during the most recently completed fiscal year or our voting and nonvoting common stock held by non-affiliates equals or exceeds $700.0 million measured on the last business day of that year’s second fiscal quarter.

Critical Accounting Policies and Significant Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the most significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our consolidated financial statements. We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 3, Summary of Significant Accounting Policies, included in the notes to the consolidated financial statements in this Annual Report.

Revenue Recognition

Revenues arise primarily from the Company’s proprietary AI-driven technology platform, which is named VisitIQ, via subscription fees, volume-based utilization fees, and fees for media activation services designed to maximize the customers’ use of its proprietary technology platform. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer.

●	Identification of the performance obligations in the contract.

●	Determination of the transaction price.

●	Allocation of the transaction price to the performance obligations in the contract.

●	Recognition of revenue when performance obligations have been satisfied.

At contract inception, the Company assesses the services promised in the contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

The transaction price is the amount of consideration that the Company is entitled to in exchange for transferring services to a customer. Further, for the contracts having multiple performance obligations, the total transaction price for a contract is allocated amongst the various performance obligations based on their relative stand-alone selling prices. The relative standalone selling price (“SSP”) is determined based on the terms of the contract and requires judgment. The transaction price for a contract excludes any amounts collected on behalf of third parties, in cases where the Company acts as an agent. Payment terms are typically 30 days. As such, the Company does not have any significant financing components.

When the Company enters into multiple contracts with a single counterparty, the Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated with a single commercial objective, (ii) consideration to be paid in one contract depends on the terms of the other contract, and (iii) services promised are a single performance obligation.

Data revenue relates to fees paid for use of the Company’s proprietary platform and includes subscription-based and usage-based service offerings. Subscriptions are recognized as revenue ratably during the period that the customer has access to use the Company’s platform. Fees charged to customers based on usage of the Company’s platform are based on per-record charges and are recognized as revenue over time based on actual usage in the period. The Company’s standard contract periods are for one year and are non-cancellable.

Media activation revenue relates to the fees charged for the Company’s management of media campaigns for customers, and the activation of the data to the related media campaign and are recognized at the point of delivery of the related performance obligation. The Company’s standard contract periods are for one year and are non-cancellable.

When customers pay fees in advance of the specified period of use of the platform, those fees paid in advance are recorded as deferred revenue in the Company’s consolidated balance sheets and recognized as revenue when the performance obligation is satisfied.

Sales and other taxes collected from customers that are remitted to governmental authorities are excluded from revenue.

Stock-Based Compensation

The Company compensates certain key employees, contractors, Directors and Board advisors through incentive stock options (the “Option Awards”). Grants of Option Awards are measured at the grant-date fair value of the award. The Company estimates the grant-date fair value using the Black-Scholes-Merton option-pricing model. Option Awards have only time-based vesting criteria. The Company recognizes compensation expense for these Option Awards in the consolidated statements of operations over the vesting period.

Fair Value Measurements

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis adheres to the FASB fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets;
●	Level 2 is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair value at August 31, 2025 and 2024, due to the short maturity nature of these items.

Basis of Presentation of Financial Information

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates continuation of operations, realization of assets and payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of approximately $8,153,000 and negative cash flows from operations of approximately $2,620,000 for the year ended August 31, 2025. In addition, the Company has negative working capital of approximately $3,749,000 as of August 31, 2025. The Company’s ability to continue as a going concern is dependent on meeting various obligations as they become due with cash generated from operations and/or through raising capital and ultimately achieving sustained profitable operations. In November 2025, the Company signed a convertible note payable agreement with its majority stockholder in the total amount of approximately $1,950,000.

During its fiscal year ending August 31, 2026, management is operating to a plan that includes an increase in bookings, revenue and gross margin sufficient to allow the Company to fund operations. Management believes the Company will be able to continue to operate in its present form as a result of the additional investments received from investors and the increased gross profit and cash flows from operations. However, no assurance can be given that management’s actions will result in sustained profitable operations. If management is not successful with its plan, anticipated hires can be delayed and other planned expenses can be removed from its plan to a level necessary to maintain positive cash flow. If management is not successful with its plans, there is a possibility that the Company may need to secure additional funding from its majority stockholder or other investors. The Company’s majority stockholder has represented in writing that it has the intent and ability to provide additional funding if necessary to allow the Company to continue normal business operations for at least twelve months from the date of issuance of these consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
of VisitIQ Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VisitIQ Corp. and Subsidiary (the “Company”) as of August 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended August 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Company, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Stock-Based Compensation

As described in Notes 8, 9, 12 and 13 to the financial statements, the Company recorded transactions during the year ended August 31, 2025 that required valuations of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, options to purchase common stock, and related party consulting expense recorded as a component of stock-based compensation expense. These valuations also affected the Company’s accounting for the exchange of convertible debt, and the related gain on exchange of convertible debt recognized in the consolidated statement of operations, for the year ended August 31, 2025.

We identified these valuations as a critical audit matter because auditing these valuations involved challenging, subjective and complex auditor judgment. In particular, the auditing involved evaluating complex agreements and the significant inputs and assumptions used in the valuation models, and the Company’s accounting for the related exchange of convertible notes payable and warrants for Series B Convertible Preferred Stock transactions in conformity with accounting principles generally accepted in the United States of America.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of internal processes and controls related to the valuation of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, stock option awards, and the related party consulting arrangement recorded as a component of stock-based compensation expense.

●	Evaluated the terms of the underlying agreements and assessed the appropriateness of the Company’s accounting for the exchange of convertible notes for Series B Convertible Preferred Stock, and the related gain on the exchange, the conversion of Series B Convertible Preferred Stock into Series C Convertible Preferred Stock, and the related consulting expense recorded as a component of stock-based compensation, and stock-based compensation expense in conformity with accounting principles generally accepted in the United States of America.

●	Assessed the significant inputs and assumptions used in management’s valuation analyses and, with the assistance of our internal valuation specialist, evaluated the appropriateness of the valuation methodologies and models used by management.

●	Verified the mathematical accuracy of the valuation calculations and the resulting amounts recorded in mezzanine equity, stockholders’ deficit, stock-based compensation expense, and the gain on exchange of convertible debt.

●	Evaluated the adequacy of the Company’s disclosures in Notes 8, 9, 12 and 13 related to these items.

Impairment Analysis of Internally Developed Software

As described in Note 3 to the financial statements, the Company evaluates its internally developed software intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended August 31, 2025, the Company identified impairment triggering events, including net losses and negative cash flows from operations, and performed a recoverability analysis using estimated undiscounted future cash flows. The Company concluded that no impairment existed as of August 31, 2025.

We identified the impairment analysis of internally developed software as a critical audit matter as auditing management’s recoverability analysis involved challenging, subjective and complex judgments related to the cash flow forecasts used in the analysis, including assumptions regarding future revenues and operating expenses.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of internal processes and controls related to the identification of impairment triggering events and the Company’s impairment analysis.

●	Obtained and reviewed the cash flow forecasts related to the asset group containing the internally developed software and assessed the reasonableness of the significant inputs and assumptions used in developing the cash flow forecasts.

●	Verified the mathematical accuracy of the analysis and evaluated the propriety of the Company’s conclusion that no impairment existed as of August 31, 2025.

●	Evaluated the adequacy of the Company’s disclosures in Note 3 related to the impairment analysis, including the identified triggering events and the conclusion that no impairment was recorded.

We have served as the Company’s auditor since 2024.

Minneapolis, Minnesota

December 29, 2025

VISITIQ CORP.

CONSOLIDATED BALANCE SHEETS

	August 31,
	2025	2024
Current assets
Cash	$107,561	$386,002
Accounts receivable, net of allowance for credit losses of approximately $121,000 and $47,000, respectively	209,758	210,800
Prepaid expenses and other current assets	95,599	19,186
Notes receivable	—	624,950
Total current assets	412,919	1,240,938

Investments
Equity method investments	25,000	25,000
Equity investments	84,000	84,000
Total investments	109,000	109,000

Intangible assets
Internally developed software	5,235,648	3,948,060
Less: accumulated amortization	(3,127,273)	(1,665,608)
Total intangible assets	2,108,375	2,282,452
Goodwill	349,312	349,312
Total assets	$2,979,606	$3,981,702

Current liabilities
Accounts payable	$1,742,424	$1,157,164
Accrued expenses	240,872	449,718
Deferred revenue	32,798	109,000
Accrued interest (See Note 8)	63,416	2,223,895
Other notes payable (See Note 3)	—	111,894
Convertible notes payable (See Note 8)	2,082,801	19,456,679
Total current liabilities	4,162,310	23,508,349

Mezzanine equity - Series B convertible preferred stock	12,800,051	4,271,157

Commitments and contingencies

Stockholders’ deficit
Common stock	2,133	5,466
Series C convertible preferred stock	57,086	—
Additional paid-in capital	17,909,202	—
Accumulated deficit	(31,951,176)	(23,509,336)
Total deficit attributable to VisitIQ Corp.	(13,982,755)	(23,503,870)
Non-controlling interest	—	(293,934)
Total stockholders’ deficit	(13,982,755)	(23,797,804)
Total liabilities and stockholders’ deficit	$2,979,606	$3,981,702

The accompanying notes are an integral part of these consolidated financial statements.

VISITIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended August 31,	2025	2024

Data revenue	$2,212,601	$2,059,174
Media activation revenue	423,129	938,797
Total revenue	2,635,730	2,997,971

Data cost of sales	1,058,993	2,021,102
Media activation cost of sales	148,368	978,053
Total cost of sales	1,207,361	2,999,155

Gross profit (loss)	1,428,369	(1,184)

Expenses
Legal and professional fees	417,010	1,493,084
Personnel expenses	3,119,626	3,938,737
General and administrative costs	540,366	670,723
Sales & marketing expenses	73,014	93,153
Depreciation and amortization expense	1,461,665	1,304,905
Credit losses expense	187,004	220,293
Stock-based compensation expense - primarily related party (see Notes 12 and 13)	2,947,578	—
Impairment losses on equity investments	—	16,000
Loss on disposition of software assets	—	377,111
Total operating expenses	8,746,262	8,114,006

Other income (expense)
Interest expense	(775,731)	(2,609,918)
Interest income	—	18,774
Gain on exchange of convertible notes payable for Series B convertible preferred stock	442,638	—
Loss recognized upon dissolution of DrivenIQ	(481,717)	—
Net loss before allowance for income taxes	(8,132,703)	(10,706,334)
Income tax expense	19,890	—
Net loss	$(8,152,593)	$(10,706,334)
Net loss attributable to the non-controlling interest	187,783	2,034,743
Net loss attributable to VisitIQ Corp.	(7,964,810)	(8,671,591)
Preferred stock cumulative dividends	(979,242)	(459,900)
Net loss attributable to common stockholders	$(8,944,051)	$(9,131,491)
Basic net loss per share	$(3.16)	$(1.67)
Diluted net loss per share	$(3.16)	$(1.67)

Weighted average number of shares used to compute net loss per share
Basic	2,827,300	5,466,569
Diluted	2,827,300	5,466,569

The accompanying notes are an integral part of these consolidated financial statements.

VISITIQ CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Series C Convertible		Additional		Non	Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Par Amount	Shares	Par Amount	Capital	Deficit	Interest	Deficit

Balance at August 31, 2023	5,466,569	$5,466	$—	$—	$—	$(14,127,780)	$883,457	$(13,238,857)

Issuance of common stock warrants with convertible notes payable		—		—	147,387	—	—	147,387
Change in non-controlling interest due to additional investment in DrivenIQ		—		—	(147,387)	(709,965)	857,352	—
Net loss for the year ended August 31, 2024		—		—	—	(8,671,591)	(2,034,743)	(10,706,334)

Balance at August 31, 2024	5,466,569	$5,466	—	$—	$—	$(23,509,336)	$(293,934)	$(23,797,804)

Conversion of common stock to series B convertible preferred stock (See Note 10)	(3,333,333)	(3,333)	—	—	—	(477,030)	—	(480,363)
Conversion from Series B convertible preferred stock to Series C convertible preferred stock (see Note 9)	—	—	42,814,596	42,815	14,975,897	—	—	15,018,711
Stock-based compensation expense - primarily related party (see Notes 12 and 13)	—	—	14,271,665	14,272	2,933,305	—	—	2,947,577
Elimination of non-controlling interest upon dissolution of DrivenIQ	—	—	—	—	—	—	481,717	481,717
Net loss for the year ended August 31, 2025	—	—	—	—	—	(7,964,810)	(187,783)	(8,152,593)

Balance at August 31, 2025	2,133,236	$2,133	57,086,261	$57,086	$17,909,202	$(31,951,176)	$—	$(13,982,755)

The accompanying notes are an integral part of these consolidated financial statements.

VISITIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended August 31,	2025	2024
Cash flows from operating activities
Net loss	$(8,152,593)	$(10,706,334)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Depreciation and amortization expense	1,461,665	1,304,905
Amortization of debt discount	314,993	1,317,470
Provision for credit losses	74,303	46,820
Gain on debt exchange for series B convertible preferred stock	(442,638)	—
Loss recognized upon dissolution of DrivenIQ	481,717	—
Stock-based compensation expense - primarily related party (see Notes 12 and 13)	2,947,578	—
Loss on disposal of fixed assets	—	16,193
Realized and unrealized loss on equity investments	—	16,000
Settlement of lease liability with equity method investment	—	256,168
Write-off of notes receivable	—	30,571
Loss on disposition of software asset	—	377,111
(Increase) decrease in accounts receivable	(73,262)	309,249
Decrease in prepaid expenses and other current assets	7,625	6,422
Increase in accounts payable and accrued liabilities	376,415	969,169
Increase in accrued interest	460,738	1,263,176
Increase (decrease) in deferred revenue	(76,202)	109,000
Net cash used in operating activities	(2,619,662)	(4,684,082)

Cash flows from investing activities
Capitalized software development costs	(1,287,588)	(1,073,242)
Payments received on notes receivable	624,950	—
Issuance of notes receivable	—	(30,571)
Net cash used in investing activities	(662,638)	(1,103,813)

Cash flows from financing activities
Payment on other notes payable	(111,894)	—
Issuance of convertible notes payable	3,200,000	—
Payments on insurance financing arrangement	(84,247)	—
Issuance of convertible notes payable with common stock warrants	—	5,324,453
Net cash provided by financing activities	3,003,859	5,324,453
Net decrease in cash	(278,441)	(463,441)
Cash at beginning of the year	386,002	849,443
Cash at end of the year	$107,561	$386,002
Non-cash investing & financing activities:
Exchange of convertible notes payable and accrued interest for Series B convertible preferred stock	$23,510,089	$—
Exchange of Series B convertible preferred stock for Series C convertible stock	15,018,711	$—
Exchange of common stock for Series B convertible preferred stock	480,363	$—
Insurance financing agreement	$101,862	$—
Equity method investment used to settle lease liability	$—	$256,168
Issuance of notes payable to settle accounts payable	$—	$111,894

The accompanying notes are an integral part of these consolidated financial statements.

VISITIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025 and 2024

Note 1 – Description of Business

VisitIQ Corp., a Nevada corporation, historically invested in early-stage companies that were deemed to have the potential for high growth. VisitIQ Corp.’s main investment is in VisitIQ, LLC, a Delaware limited liability company, which provides an identity intelligence and activation solution for audience data that enables marketing campaign personalization, higher sales conversions, and increased ROI of digital marketing initiatives. VisitIQ, LLC’s proprietary AI-driven platform includes solutions for audience identification, enrichment, expansion, and attribution, and is used by marketing agencies, major brands and enterprises across the globe to curb rising data costs, overcome restrictive data monopolies, and meet demand for personalization of marketing content and messaging across marketing channels. VisitIQ LLC’s primary focus going forward will be on continued development of its proprietary audience management platform and uncovering new ways to incorporate AI-driven efficiencies into the marketing workflow.

Note 2 – Organizational Events

In March 2025, VisitIQ Corp. changed its name from Capstone Technologies Group, Inc. (“Capstone”) by filing a certificate of amendment to its articles of incorporation with the State of Nevada.

In October 2024, due to an event of default under a secured loan made by Capstone to DrivenIQ Corporation (“DrivenIQ”), Capstone exercised its right under the security agreement and held a UCC Article 9 public foreclosure sale of substantially all the assets of DrivenIQ. At the foreclosure sale, Capstone, via a newly established special purpose vehicle, VisitIQ, LLC, was the winning bidder for the assets of DrivenIQ and assumed approximately $2,570,000 of DrivenIQ liabilities.

In June 2025, DrivenIQ was dissolved and therefore, has no assets or liabilities, no employees, and no ongoing operations.

Note 3 – Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of VisitIQ, Corp., VisitIQ, LLC, and DrivenIQ (collectively “the Company”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s fiscal year is September 1 to August 31.

The consolidated financial statements include the accounts of a variable interest entity (“VIE”), DrivenIQ, in which the Company has determined that it is the primary beneficiary of this VIE under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation. The operations of DrivenIQ were the primary operations of the Company during the year ending August 31, 2024, and through the date of its foreclosure in October 2024, as described in Note 2 above. The non-controlling interest in DrivenIQ was 37% as of September 1, 2023 and 33% as of August 31, 2024. During the year ended August 31, 2025, the Company recorded a loss of approximately $482,000 related to the dissolution of DrivenIQ and the elimination of non-controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed standalone balance sheet of DrivenIQ, inclusive of inter-company balances, as of August 31, 2024 is presented below.

August 31,
2024

Current assets	$593,322
Other assets	2,631,764
Total assets	$3,225,086

Current liabilities	$4,138,675
Stockholders’ equity (deficit)	(913,589)
Total liabilities and stockholders’ deficit	$3,225,086

Additionally, DrivenIQ had total revenues of approximately $163,000 and $2,998,000 for the years ended August 31, 2025 and 2024, respectively, and incurred net losses of approximately $563,000 and $5,958,000 for the years ended August 31, 2025 and 2024, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include, allowance for credit losses, valuation of equity investments, valuation of warrants issued with convertible notes, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, stock-based compensation, valuation allowance on deferred tax assets, and estimates and forecasts utilized in the Company’s intangible asset impairment analysis and going concern analysis (see Note 4). Estimates are based on management judgment and the best available information, as such actual results could differ from those estimates.

Net income (loss) per share attributable to common stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net income (loss) per share available to common stockholders is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding for the applicable period. The dilutive common shares for warrants was determined using the treasury stock method. As described in Note 8, all warrants were exchanged for Series B Convertible Preferred Stock in November 2024. The dilutive effect for convertible notes payable is determined using the if-converted method. The Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock are considered participating securities pursuant to the two-class method. For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potential common share equivalents were excluded from the calculation of diluted net loss per share available to common stockholders as of August 31, 2025 and 2024 because their effect would have been anti-dilutive:

	August 31, 2025	August 31, 2024

Warrants	—	876,974
Convertible notes payable	8,255,932	19.722,815
Total	8,255,932	20,599,789

The common share equivalents presented in the above table excludes approximately 8,552,000 warrants where the strike price of the warrants was above the per share fair value of the common stock during the year ended August 31, 2024. The basic and diluted weighted average number of common shares outstanding for each of the years ended August 31, 2025 and 2024 was 2,827,300 and 5,466,569, respectively.

Revenue recognition

Revenues arise primarily from the Company’s proprietary AI-driven technology platform, which is named VisitIQ, via subscription fees, volume-based utilization fees, and fees for media activation services designed to maximize the customers’ use of its proprietary technology platform. Revenues are recognized when control of these services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer.
●	Identification of the performance obligations in the contract.
●	Determination of the transaction price.
●	Allocation of the transaction price to the performance obligations in the contract.
●	Recognition of revenue when performance obligations have been satisfied.

At contract inception, the Company assesses the services promised in the contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

The transaction price is the amount of consideration that the Company is entitled to in exchange for transferring services to a customer. Further, for the contracts having multiple performance obligations, the total transaction price for a contract is allocated amongst the various performance obligations based on their relative stand-alone selling prices. The relative standalone selling price (“SSP”) is determined based on the terms of the contract and requires judgment. The transaction price for a contract excludes any amounts collected on behalf of third parties, in cases where the Company acts as an agent. Payment terms are typically 30 days. As such, the Company does not have any significant financing components.

When the Company enters into multiple contracts with a single counterparty, the Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated with a single commercial objective, (ii) consideration to be paid in one contract depends on the terms of the other contract, and (iii) services promised are a single performance obligation.

Data revenue relates to fees paid for use of the Company’s proprietary platform and includes subscription-based and usage-based service offerings. Subscriptions are recognized as revenue ratably during the period that the customer has access to use the Company’s platform. Fees charged to customers based on usage of the Company’s platform are based on per-record charges and are recognized as revenue over time based on actual usage in the period. The Company’s standard contract periods are for one year and are non-cancellable.

Media activation revenue relates to the fees charged for the Company’s management of media campaigns for customers, and the activation of the data to the related media campaign and are recognized at the point of delivery of the related performance obligation. The Company’s standard contract periods are for one year and are non-cancellable.

When customers pay fees in advance of the specified period of use of the platform, those fees paid in advance are recorded as deferred revenue in the Company’s consolidated balance sheets and recognized as revenue when the performance obligation is satisfied. The opening balance of deferred revenue was $0 at September 1, 2023. During the year ended August 31, 2024, the Company received fees paid in advance of approximately $109,000 and recognized no revenue related to these fees. During the year ended August 31, 2025, the Company recognized as revenue the full balance of deferred revenue of $109,000 as of August 31, 2024. Fees paid in advance of revenue recognition are approximately $33,000 as of August 31, 2025.

Sales and other taxes collected from customers that are remitted to governmental authorities are excluded from revenue.

Cash

The Company maintains its cash accounts at financial institutions without any restrictions. At times throughout the year, the Company’s cash balance may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

Accounts receivable

Credit terms are extended to customers in the normal course of business and the Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains an allowance for expected credit losses on accounts receivable, which is recorded as an offset to accounts receivable. Changes in the allowance for credit losses are included as a component of operating expenses in the consolidated statements of operations. The Company assesses credit losses on a collective basis where similar risk characteristics exist. Risk characteristics considered by the Company include customer type and size, credit risk, and the age of outstanding receivable. Receivables that do not share risk characteristics with other receivables, or where known collectability issues exist, are evaluated on an individual basis. In determining the allowance for credit losses, the Company considers historical loss rates, adjusted for current market conditions. The Company has adopted the practical expedient under Accounting Standards Update (“ASU”) No. 2025-05 to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. Accounts considered to be uncollectible are written off against the allowance for credit losses. Credit losses were approximately $187,000 and $190,000 for the years ended August 31, 2025, and 2024, respectively. The allowance for credit losses on accounts receivable was approximately $121,000 and $47,000 as of August 31, 2025 and 2024, respectively. The opening balance of accounts receivable and the allowance for credit losses on accounts receivables was $566,869 and $0 at September 1, 2023, respectively.

Prepaid expenses and other current assets

Prepaid expenses are largely comprised of prepaid insurance policies and subscriptions for software licenses.

Notes receivable

Notes receivable are reviewed periodically for impairment based on the note holder’s financial situation, ability to pay amounts timely, and the likelihood of future collections. During the years ended August 31, 2025 and 2024, the Company recorded credit losses on these notes receivable of approximately $0 and $31,000, respectively, and the note receivable with the $31,000 credit loss was written off during the year ended August 31, 2024.

Equity investments and equity method investments

The Company has elected the measurement alternative for non-marketable equity securities under ASC Topic 321 – Investments – Equity Securities. In accordance with ASC 321, these investments are initially measured at cost and reviewed at year end for impairment and fair value changes. During the year ended August 31, 2024 the Company recorded an unrealized loss on its equity investment in Issuance Inc. of approximately $16,000.

The Company’s equity method investments accounted for under ASC Topic 323 – Investments – Equity Method and Joint Ventures consist of amounts invested in a fund and is carried at its original cost.

Internally developed software

The Company capitalizes certain costs incurred during the development of internal-use software in accordance with ASU 350-40. Costs are capitalized once the preliminary development stage is complete and it is probable that the project will be completed and will be used to perform the function intended. Capitalized costs are amortized on a straight-line basis over their estimated useful life, which the Company has determined to be three years. These costs are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the years ended August 31, 2025 and 2024, the Company identified impairment triggering events due to recorded net losses and negative cash flows from operations. In response, the Company performed impairment tests in each year comparing the carrying amount of the asset group containing the internally developed software intangible asset to estimated undiscounted future cash flows. Based on these analyses, the Company determined that the carrying amount of the internally developed software was recoverable and recorded no impairments of internally developed software for the years ended August 31, 2025 and 2024.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. The Company’s recorded Goodwill relates to the original VIE consolidation of DrivenIQ in October 2021. The Company’s recorded goodwill was not impacted by the foreclosure of DrivenIQ and the assumption of the assets and certain liabilities of DrivenIQ by VisitIQ, LLC. Goodwill is not amortized but rather tested for impairment at least annually or more often if and when circumstances indicate that goodwill may not be recoverable. The Company performs an annual goodwill impairment test each year by assessing qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test for goodwill. Qualitative factors that are considered as part of this assessment include a change in the Company’s equity valuation and its implied impact on the fair value of the Company’s single reporting unit, a change in its weighted average cost of capital, industry and market conditions, macroeconomic conditions, trends in product costs and financial performance of the businesses. For the quantitative test, the Company generally uses a discounted cash flow method to estimate fair value.

For the years ended August 31, 2025 and 2024, the Company concluded, based on its annual goodwill impairment tests, that there was no impairment loss because the fair value of the Company’s single reporting unit exceeded the negative carrying value of the Company as of each of the dates.

Operating leases

In accordance with ASC Topic 842 – Leases, the Company determines if an arrangement is, or contains, a lease at inception, and whether lease and non-lease components are combined or not. A contract is or contains a lease when; (1) the contract contains an identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration.

Right-of-use assets and lease liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. The Company uses its incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. Right-of-use assets also include any initial direct costs and any lease payments made prior to the lease commencement date and are reduced by any lease incentives received. Lease expense is recognized on a straight-line basis over the term of the lease. The Company has elected to not apply the requirements of Topic 842 for short-term leases. Short-term leases are defined as leases that at the commencement date have lease terms of twelve months or less.

The Company leased office space from a group, Hedgemore Investors, LLC (“Hedgemore”), a group in which the Company invested until August 2024. The lease commenced in November 2022 and had an initial term of 10 years through November 2032 and was subsequently amended in January 2024 to extend the lease through November 2033. Average monthly lease payments were approximately $9,000 for the year ended August 31, 2024. The Company signed a modification agreement with Hedgemore in August 2024 which included an early termination on September 30, 2024 and vacated the premises prior to August 31, 2024. In consideration for the early termination of the lease arrangement, the Company assigned the entirety of its membership interest in Hedgemore to one of the other existing members of Hedgemore. The carrying value of the disposed investment in Hedgemore of approximately $256,000 was recorded as a lease termination payment and is a component of operating lease expense for the year ended August 31, 2024. Operating lease expenses are included in general and administrative expenses in the consolidated statements of operations. Due to the Company’s election to not apply the requirements of ASC 842 for short-term leases, the Company has no operating leases under Topic 842 as of August 31, 2025 or 2024.

Other notes payable

Other notes payable outstanding as of August 31, 2024 represents amounts owed to vendors that were transferred to a note payable with extended terms to allow the Company to pay these amounts back over an extended period of time in exchange for agreeing to pay a market interest rate.

Warrants

When warrants are issued, the Company applies the guidance in ASC Topic 815, Derivative and Hedging to determine if the warrants should be classified as equity instruments or as derivative instruments. Generally, warrants are indexed to the Company’s own stock and would therefore be classified as equity instruments and are not classified as derivative instruments under this guidance.

Fair value of financial instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis adheres to the FASB fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 is defined as observable inputs such as quoted prices in active markets for identical assets;
●	Level 2 is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
●	Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, and other financial working capital items approximate their fair value at August 31, 2025 and 2024, due to the short maturity nature of these items.

Stock Compensation

The Company compensates certain key employees, contractors, Directors and Board advisors through incentive stock options (the “Option Awards”). Grants of Option Awards are measured at the grant-date fair value of the award. The Company estimates the grant-date fair value using the Black-Scholes-Merton option-pricing model. Option Awards have only time-based vesting criteria. The Company recognizes compensation expense for these Option Awards in the consolidated statements of operations over the vesting period. See Note 13 for further discussion.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A valuation allowance is established when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has concluded that deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required as of August 31, 2025 and 2024.

Customer concentrations

During the year ended August 31, 2025, three customers accounted for 29%, 15% and 11% of consolidated revenue. As of August 31, 2025, these three customers accounted for 61% of consolidated accounts receivable, net.

During the year ended August 31, 2024, one customer accounted for 22% of consolidated revenue. As of August 31, 2024, three customers, inclusive of the customer with the revenue concentration, accounted for 54% of consolidated accounts receivable, net.

Reportable segments

The Company’s operations consist of fees charged to customers for the use its proprietary technology platform and activation services designed to maximize the customers use of the technology platform. The Company’s Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. Because the Company’s operations have similar economic characteristics, the CODM evaluates operating performance on an overall basis, which is consistent in all material respects with the amounts reported on the consolidated statements of operations and consolidated balance sheet. Therefore, the Company’s operations are classified as one reportable segment.

Subsequent events

The Company has evaluated subsequent events from the consolidated balance sheet date through December 29, 2025, the date which the consolidated financial statements were available to be issued.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. This standard was effective for the Company for the fiscal year ending August 31, 2025. The implementation of this pronouncement did not impact the Company’s conclusion that the Company has a single reportable segment.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows all entities to elect a practical expedient related to developing forecasts as part of estimating expected credit losses that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted the standard as of September 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU No: 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This standard is effective on a prospective basis for annual periods beginning after December 15, 2024. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted. The Company will adopt this standard for the year ending August 31, 2026 and is currently evaluating the impact adoption of the standard will have on its consolidated financial statements, including any additional required disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). This ASU, which modernizes the accounting for internal-use software, removes all references to software development stages and requires capitalization of software costs when management has committed to the software project, and it is probable the software will be completed and perform to its intended use. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for annual and interim periods beginning after December 15, 2027. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the timing, method of its adoption, and effect the adoption of this standard will have on its consolidated financial statements.

Note 4 – Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates continuation of operations, realization of assets and payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of approximately $8,153,000 and negative cash flows from operations of approximately $2,620,000 for the year ended August 31, 2025. In addition, the Company has negative working capital of approximately $3,749,000 as of August 31, 2025. The Company’s ability to continue as a going concern is dependent on meeting various obligations as they become due with cash generated from operations and/or through raising capital and ultimately achieving sustained profitable operations. In November 2025, the Company signed a convertible note payable agreement with its majority stockholder in the total amount of approximately $1,950,000. Approximately $750,000 has been advanced to the Company under this convertible note payable agreement as of the date of the issuance of these consolidated financial statements.

During its fiscal year ending August 31, 2026, management is operating to a plan that includes an increase in bookings, revenue and gross margin sufficient to allow the Company to fund operations. Management believes the Company will be able to continue to operate in its present form as a result of the additional investments received from investors and the increased gross profit and cash flows from operations. However, no assurance can be given that management’s actions will result in sustained profitable operations. If management is not successful with its plan, anticipated hires can be delayed and other planned expenses can be removed from its plan to a level necessary to maintain positive cash flow. If management is not successful with its plans, there is a possibility that the Company may need to secure additional funding from its majority stockholder or other investors. The Company’s majority stockholder has represented in writing that it has the intent and ability to provide additional funding if necessary to allow the Company to continue normal business operations for at least twelve months from the date of issuance of these consolidated financial statements.

Note 5 – Notes Receivable

In November 2022, the Company advanced funds under a note receivable to another entity of $624,950. The balance outstanding was $624,950 as of August 31, 2024 and the Company received payment in full of the outstanding balance due from this entity during its year ended August 31, 2025. Additional notes receivable extended to other entities were written off during the year ended August 31, 2024 due to the Company deeming these amounts to be uncollectible (see Note 3).

Note 6 – Equity Investments and Equity Method Investments

Investments consist of the following:

	August 31, 2025	August 31, 2024
Equity investments
Issuance Inc. preferred stock (1)	$84,000	$84,000

Equity method investments
Branded Hospitality Venture Fund 1 (2)	$25,000	$25,000

1)	On November 1, 2022, the Company purchased preferred shares of Issuance Inc. for $100,000. During the year ended August 31, 2024, the Company determined there was a partial impairment of this investment and reduced the recorded amount to $84,000. The fair value of this investment was determined using unobservable inputs (Level 3) that was based on the underlying investment’s operating results and status of funding.
2)	Branded Hospitality Venture Fund 1 is a managed fund that specializes in investments related to the hospitality industry. The fund is not publicly traded, and the investment is shown at the Company’s original cost.

Note 7 – Internally Developed Software

The Company’s internally developed software costs relate to costs paid to an external party to develop the Company’s technology platform, and consisted of the following:

	August 31, 2025	August 31, 2024
Software costs	$5,125,500	$3,822,213
Work in progress	110,148	125,847
Capitalized software costs	5,235,648	3,948,060
Less: Accumulated amortization	(3,127,273)	(1,665,608)
Net capitalized software costs	$2,108,375	$2,282,452

Amortization expense related to capitalized software costs was approximately $1,462,000 and $1,299,000 for the years ended August 31, 2025 and 2024, respectively. The Company amortizes capitalized software costs using the straight-line method over the estimated useful life of the software, which the Company has determined is three years.

During the years ended August 31, 2025 and 2024, respectively, the Company capitalized $1,288,000 and $1,073,000 of software development costs, primarily consisting of costs from a third-party technology development partner.

During the year ended August 31, 2024, the Company disposed of software that it was no longer using, resulting in a reduction in gross capitalized software costs of approximately $880,000, a reduction in accumulated amortization of approximately $503,000, and the recognition of a loss of approximately $377,000.

Note 8 – Convertible Notes Payable

	August 31, 2025	August 31, 2024

2021 8.0% Notes (1)	$—	$1,550,000
2022 and 2023 7.5% Notes (2)	—	12,308,750
2024 12.0% Notes (2)	—	2,150,000
2024 7.5% Notes (3)	—	3,714,065
2025 12.0% Notes (4)	2,222,222	—
	2,222,222	19,722,815
Less: discount on convertible notes (5)	(139,421)	(266,136)
Convertible notes payable	$2,082,801	$19,456,679

1)	These notes were convertible into Common Stock at $.225 per $1.00 of converted notes per the note agreement. However, these notes were exchanged for 6,888,889 shares of Series B Convertible Preferred Stock during the year ended August 31, 2025.
2)	These notes were convertible into Common Stock at $1.00 per $1.00 of converted notes per the note agreement. However, these notes, along with their associated warrants, were exchanged for 22,434,000 shares of Series B Convertible Preferred Stock during the year ended August 31, 2025.
3)	These notes were convertible into Common Stock at approximately $.16 per share per the note agreement. However, these notes were exchanged for 24,032,533 shares of Series B Convertible Preferred Stock during the year ended August 31, 2025.
4)	These notes are convertible into Series C Convertible Preferred Stock at $.75 per $1.00 of converted notes. See further discussion in Note 9.
5)	The Company records a debt discount to represent the difference between the face value of the notes and the estimated fair value at the issuance date and amortizes the discount over the term of the related debt agreement. For notes that included warrants, the relative fair value of the warrants was included within the total original issue discount assigned to the notes and that total discount was amortized over the term of the note. The 2025 Note outstanding at August 31, 2025 does not include warrants. The unamortized discount balance as of August 31, 2025 and 2024 is approximately $139,000 and $266,000, respectively.

Accrued interest as of August 31, 2025 and 2024 was approximately $63,000 and $2,224,000, respectively.

As of August 31, 2025, the carrying value of the outstanding convertible notes payable approximates fair value.

As of August, 31, 2024, the fair value of the outstanding convertible notes payable was approximately $4,221,000, which approximates the fair market value of the Series B Convertible Preferred Stock that it was exchanged for in November of 2024 (see further discussion of exchange below).

In October 2024, the Company entered into a note purchase agreement with Arena Investors LP (“Arena”), pursuant to which the Company issued to Arena a convertible promissory note (the “October Note”) with a principal amount of $1,333,333. The October Note was issued with an original issue discount and resulted in gross proceeds to the Company of $1,200,000. In April 2025, the October Note, and the related accrued interest, was converted into 3,903,065 shares of Series B Convertible Preferred Stock.

In November 2024, all convertible notes and warrants that were outstanding at that time were exchanged into Series B Convertible Preferred Stock. The exchange into Series B Convertible Preferred Stock was outside of the conversion specified within the underlying convertible note agreements, which allowed for a conversion into common shares. As such, the exchange of convertible notes payable for Series B Convertible Preferred Stock has been accounted for under debt extinguishment rules. As part of the exchange, accrued interest of approximately $2,554,000 on the convertible notes as of the date of exchange was forgiven by the holders of the convertible notes.

$20,572,398 of the exchanged convertible notes payable, which was exchanged for 48,566,344 shares of Series B Convertible Preferred Stock, was held by significant stockholders of the Company, on an as converted basis. For this debt, under GAAP rules for exchanges with related parties, the difference between the net carrying amount of the debt, inclusive of accrued interest and unamortized debt discount, and the fair value of the Series B Convertible Preferred Stock at the time of the exchange is accounted for within Preferred Stock – Mezzanine Equity in the consolidated balance sheets. $483,750 of the exchanged debt was held by a non-significant stockholder of the Company. For this debt, the difference between the net carrying amount of the debt, inclusive of accrued interest and unamortized debt discount, and the fair value of the Series B Convertible Preferred Stock at the time of the exchange is accounted for as Gain on debt forgiveness of $442,638 within the consolidated statements of operations.

In April 2025, the Company entered into note purchase agreements with Arena, pursuant to which the Company issued to Arena convertible promissory notes (the “April Notes”) with a principal amount of $2,222,222. The April Notes were issued with an original issue discount and resulted in gross proceeds to the Company of $2,000,000. The April Notes are outstanding as of August 31, 2025 and are recorded net of original issue discount in Convertible notes payable on the consolidated balance sheet.

Note 9 – Preferred Stock

As of August 31, 2024, the Company was authorized to issue 10,750,000 shares of Series B Convertible Preferred Stock. There were 5,375,000 shares issued and outstanding as of August 31, 2024. During the year ending August 31, 2025, the Company increased the number of preferred shares it may issue, and as of August 31, 2025, the Company is authorized to issue 500,000,000 shares of preferred stock. 75,000,000 shares are designated for issuance as Series B Convertible Preferred Stock and 150,000,000 shares are designated for issuance as Series C Convertible Preferred Stock. The remaining 275,000,000 shares of preferred stock have not been designated for issuance as of August 31, 2025.

Series B Convertible Preferred Stock – Mezzanine Equity

Each share of Series B Convertible Preferred Stock has a stated value of $1.00 and is entitled to cumulative dividends of 7.5% per annum out of available capital. No dividends have been declared or paid to date. At the option of holder, the Series B Convertible Preferred Stock is convertible into common stock at a rate of one share for each share of Series B Convertible Preferred Stock unit converted. Conversion is subject to a beneficial ownership limitation of 9.99%. The original term of the Series B Convertible Preferred Stock was two years from the original issue date in May 2022. During the year ended August 31, 2025, the Company amended the outstanding Series B Convertible Preferred Stock to have a four-year term from the original issue date of May 2022. If the Series B Convertible Preferred Stock is not converted prior to this term, the holder may redeem the shares for value based on the amount the holder would be entitled to upon a liquidation, as described below. No Series B Convertible Preferred Stock was redeemed during the years ended August 31, 2025 or 2024. There are no voting rights included in the Series B Convertible Preferred Stock. Cumulative and unpaid dividends of this Series B Convertible Preferred Stock were approximately $603,000 and $992,000 as of August 31, 2025 and 2024, respectively. As of August 31, 2025 and 2024, there was 25,839,626 and 5,375,000 shares of Series B Convertible Preferred Stock outstanding, respectively.

The Series B Convertible Preferred Stock contains a redemption feature which is in the control of the holder of the Series B Convertible Preferred Stock. Due to this redemption feature, the Series B Convertible Preferred Stock is classified as mezzanine equity. The redemption price as of August 31, 2025 and 2024 is below the Series B Convertible Preferred Stock’s carrying value.

In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series B Convertible Preferred Stock are entitled to receive out of the assets, whether capital or surplus, a liquidation preference of 150% of the stated value per share ($1.00), plus then be entitled to receive the same amount that a holder of common stock would receive if the preferred stock were fully converted, prior to any distribution to holders of common stock. The aggregate liquidation preference for Series B Convertible Preferred Stock as of August 31, 2025, was approximately $38,760,000.

Series C Convertible Preferred Stock

In April 2025, the Company created an additional class of preferred stock called Series C Convertible Preferred Stock. Series C Convertible Preferred Stock contains the same features as Series B Convertible Preferred Stock; except its conversion price is 75% of the Series B Convertible Preferred Stock conversion price and the Series C Convertible Preferred Stock does not contain a redemption feature. As such, Series C Convertible Preferred Stock is classified within Stockholders’ deficit in the consolidated balance sheets. Cumulative and unpaid dividends of this Series C Convertible Preferred Stock were approximately $376,000 as of August 31, 2025. As further described in Note 12, in April 2025, the Company’s largest investor entered into a consulting agreement with the Company. As payment under this consulting agreement, the investor was allowed to convert 42,814,596 shares of their Series B Convertible Preferred Stock into 57,086,261 shares of Series C Convertible Preferred Stock. As of August 31, 2025, there were 57,086,261 shares of Series C Convertible Preferred Stock outstanding.

In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series C Convertible Preferred Stock are entitled to a liquidation preference of 150% of the stated value per share ($1.00), plus then be entitled to receive the same amount that a holder of common stock would receive if the preferred stock were fully converted, prior to any distribution to holders of Series B Convertible Preferred Stock or holders of common stock. The aggregate liquidation preference for Series C Convertible Preferred Stock as of August 31, 2025, was approximately $85,630,000.

Note 10 – Stockholders’ Deficit

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of August 31, 2025 and 2024, there were 2,133,236 and 5,466,569 shares of common stock outstanding. The decrease in common stock outstanding during the year ended August 31, 2025 is due to an exchange of common stock held by a significant stockholder (a related party) to Series B Convertible Preferred Stock in November 2024. The exchange resulted in a reduction to Common stock (at par) of approximately $3,000, additional Accumulated deficit of approximately $477,000 and an increase in Mezzanine equity – Series B Convertible Preferred Stock of approximately $480,000.

Warrants

As of August 31, 2024, there were 10,702,000 warrants outstanding. These warrants were classified as equity in consolidated financial statements as of August 31, 2024, and consisted of the following:

Date Issued	Number of Warrants	Exercise Price	Expiration Date

03/01/2022	1,075,000	$.225	03/01/2027
03/03/2022	1,075,000	$.225	03/03/2027
04/04/2022	134,375	$1.00	04/04/2027
05/27/2022	5,375,000	$1.00	05/27/2027
06/29/2023	268,750	$1.00	06/29/2028
07/03/2023	268,750	$1.00	07/03/2028
08/10/2023	268,750	$1.00	08/10/2028
08/15/2023	268,750	$1.00	08/15/2028
08/17/2023	107,500	$1.00	08/17/2028
10/06/2023	137,500	$1.00	10/06/2028
10/13/2023	137,500	$1.00	10/13/2028
10/20/2023	22,000	$1.00	10/20/2028
10/26/2023	412,500	$1.00	10/26/2028
11/28/2023	220,000	$1.00	11/28/2028
12/01/2023	220,000	$1.00	12/01/2028
12/19/2023	230,000	$1.00	12/19/2028
12/27/2023	230,000	$1.00	12/27/2028
01/12/2024	28,750	$1.00	01/12/2029
01/26/2024	86,250	$1.00	01/26/2029
01/29/2024	86,250	$1.00	01/29/2029
02/22/2024	14,375	$1.00	02/22/2029
03/08/2024	12,500	$1.00	03/08/2029
03/22/2024	10,000	$1.00	03/22/2029
04/05/2024	12,500	$1.00	04/05/2029
	10,702,000

These warrants were classified as equity in the consolidated financial statements. Assumptions used in calculating the fair value of the warrants at the issuance date in conjunction with applying the relative fair value method include the following:

2024 Warrants

Fair value of common stock	$0.27
Expected term	5 years
Expected volatility	68.7% - 83.4%
Dividend yield	—

Risk-free interest rate	3.78% - 4.86%

During the year ended August 31, 2025, all outstanding warrants were exchanged into Series B Convertible Preferred Stock, as described in Note 8 above.

Note 11 – Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31, 2025	August 31, 2024
Deferred tax assets
Capital losses	$3,621,000	$—
Net operating losses	1,354,000	5,375,000
Software	238,000	194,000
Equity compensation	68,000	—
Accruals and reserves	28,000	—
Goodwill	18,000	—
Other	19,000	4,000
Total deferred tax assets	5,346,000	5,573,000
Less: valuation allowance	(5,346,000)	(5,573,000)
Net deferred tax assets	$—	$—

The Company recorded income tax expense of $19,890 for the year ended August 31, 2025, which related to temporary differences. No provision for, or benefit from, income taxes was recorded for the year ended August 31, 2024. As of August 31, 2025, the Company had approximately $6,445,000 of federal net operating losses. The Company’s income tax expense for the years ended August 31, 2025 and 2024 are as follows:

	August 31, 2025	August 31, 2024
Current provision for income taxes
Federal	$—	$—
State	19,890	—
Total current	19,890	—
Deferred tax expense
Federal	—	—
State	—	—
Total deferred expense	—	—

Total provision for income taxes	$19,890	$—

The significant differences between the U.S. Federal statutory rate and the effective rate for financial reporting purposes are as follows:

	August 31, 2025	August 31, 2024

Federal statutory tax rate	(21.00%)	(21.00%)
State tax rate, net of federal benefit	(1.90%)	(0.07%)
Permanent items	45.05%	(0.03%)
Attribute reduction - CODI	(25.55%)	—
Capital loss carryover	(45.57%)	—
Other	(0.06%)	—
Tax benefit	(3.13%)	(21.10%)
Valuation allowance	2.87%	21.10%
Effective tax rate	(0.25%)	0.00%

Note 12 – Related Party Transactions

From October 2022 through August 2024, the Company leased office space from Hedgemore, an entity in which the Company had a 36% ownership stake.

In November 2024, $20,572,398 of convertible notes payable held by significant stockholders of the Company was exchanged for 48,566,344 shares of Series B Convertible Preferred Stock. Also in November 2024, 3,333,333 shares of common stock held by a significant stockholder of the Company was exchanged for 3,333,333 shares of Series B Convertible Preferred Stock. In April 2025, a convertible note payable of $1,333,333, and the related accrued interest, held by significant stockholders of the Company was converted into 3,903,065 shares of Series B Convertible Preferred Stock. See Note 8 and Note 10 for further discussion of the exchanges.

In April 2025, the Company’s majority stockholder entered into a consulting agreement with the Company. As payment under this consulting agreement, the stockholder was allowed to convert 42,814,596 shares of their Series B Convertible Preferred Stock into 57,086,261 shares of Series C Convertible Preferred Stock. The Company determined the fair value of the Series C Convertible Preferred Stock received as consideration under the consulting agreement was approximately $2,528,000 greater than the fair value of the Series B Convertible Preferred Stock at the conversion date and recorded this excess amount as Stock-based compensation expense in the consolidated statement of operations.

Subsequent to August 31, 2025, in November 2025, the Company received a $391,000 investment from its main outsourced technology development partner into its Series C Convertible Preferred Stock. The investment was comprised of $80,000 of cash and cancellation of approximately $311,000 in outstanding payables to this vendor. During the years ended August 31, 2025 and 2024, the Company paid this technology development partner approximately $1,039,000 and $1,073,000 to develop the Company’s main technology platform.

Note 13 – Stock Compensation Plan

During the year-ended August 31, 2025, the Company issued stock option awards to certain key employees, contractors, Board members and Board advisors. The terms of the stock option awards are governed by the VisitIQ Corp. 2025 Incentive Award Plan. The stock option awards granted during the year ended August 31, 2025 have only time based vesting criteria, as well as accelerated vesting upon a Change in Control, as defined within the VisitIQ Corp. 2025 Incentive Award Plan. No Change in Control event occurred during either the year ended August 31, 2025. Compensation expense for the stock option awards is recognized over the vesting period based on the grant date fair value of the awards. Compensation expense for the stock option awards recognized within the consolidated statements of operations was approximately $419,000 for the year-ended August 31, 2025. As of August 31, 2025, unrecognized compensation expense related to the stock option awards is approximately $638,000 and will be recognized over a weighted average period of 2.6 years.

Vesting

The stock option awards granted during the year ended August 31, 2025 included a 25% vest on the date of grant, with the remaining vesting occurring monthly over the following 36 months, with the exception of grants made to the board of directors and Board advisors, which were fully vested upon grant. Upon the occurrence of a Change in Control, all stock option awards that have not vested at that time become fully vested if the employee is employed by the Company or any of its subsidiaries on the date of the Change in Control. Upon termination of employment, the employee will forfeit all unvested Option Awards.

Activity

A total of 10,000,000 Option Awards are authorized for issuance under the VisitIQ Corp. 2025 Incentive Award Plan. During the year ended August 31, 2025, 7,230,000 Option Awards were granted, all of which were outstanding as of August 31, 2025. The fair value of the Option Awards granted during the year ranged from $0.13 to $0.15 per Option Award. During the year ended August 31, 2025 no Option Awards were forfeited.

The grant date fair value of each Option Awards award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions for the grants in the year ended August 31, 2025 are provided in the following table:

2025 Stock Options

Fair value of common stock	$0.18 - $0.23
Expected term	2.8 - 5.6 years
Expected volatility	96.8% - 113.0%
Dividend yield	—

Risk-free interest rate	3.76% - 4.03%

As the Company has insufficient historical exercise data to determine expected term, it uses the expected term of similar publicly traded entities. Volatility is estimated based on the average historical volatility of its common shares. The risk-free rate for the expected term of the Option Awards is based on the U.S. Treasury yield curve at the date of grant.

Note 14 – Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

In the ordinary course of the business, the Company is subject to periodic legal or administrative proceedings. As of August 31, 2025 and 2024, the Company was not involved in any material claims or legal actions which, in the opinion of management, the ultimate disposition would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2025. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below:

1.	Application of GAAP to significant unusual or complex transactions. We did not maintain control processes at a sufficient level of precision over the evaluation, documentation and review of the proper application of GAAP to significant unusual or complex transactions occurring during the fiscal year. As a result, material audit adjustments were identified and recorded where necessary.

2.	Segregation of duties within the accounting function. Due to the limited size of the accounting team, we did not maintain sufficient segregation of duties within certain accounting processes, including sufficient separation between the individuals performing accounting processes and the individuals reviewing those processes.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2025, based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2025, due to the material weaknesses described above.

Management’s Remediation Plan

Management is committed to remediating the material weaknesses described above and improving the design and operating effectiveness of our internal control over financial reporting. Management has taken, or has committed to take, the following actions:

1.	Implementing a formal secondary review and sign-off process for all material journal entries and complex accounting reconciliations, including documentation of preparer and reviewer responsibilities, to strengthen segregation of duties and evidence of review.

2.	Enhancing control processes related to the technical accounting review of significant unusual or complex transactions, including timely identification of such transactions, preparation of supporting accounting analyses, and review of the conclusions reached to support the proper application of GAAP.

The remediation plan is currently in progress. Certain remediation actions have been initiated; however, the enhanced controls have not yet been fully implemented or operated for a sufficient period of time to allow management to conclude, through testing, that the material weaknesses have been remediated. Management will continue to monitor the implementation and operating effectiveness of the remediation measures and will make additional changes as management determines appropriate. The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented, operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

This Annual Report does not include a report and attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting due to an exemption for non-accelerated filers.

Item 9B. Other Information.

Rule 10b5-1 Plan Adoptions and Modifications

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our named executive officers (“NEOs”) and directors as of August 31, 2025:

Name	Age	Position
Vernon Hanzlik	68	Chief Executive Officer, Interim Chief Financial Officer, President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Director
Vincent DeVito	55	Director
Shahid Ramzan	53	Director
Jose Velasco	35	Director
Himesh Bhise	58	Independent Director

Set forth below is a description of the background and business experience of our directors and NEOs as of August 31, 2025:

Executive Officers

Vernon Hanzlik, age 68, is our Chief Executive Officer, Interim Chief Financial Officer and a member of the Board. Mr. Hanzlik has over 30 years of experience in technology and services, with the last 25 years in software development. Prior to joining VisitIQ, Mr. Hanzlik served as CEO and President of Qumu, a SaaS based enterprise video platform organization. Mr. Hanzlik was also an investor and the President of Sajan Software a TMS (Translation Management System) platform for businesses to automate their multi-lingual communications. Earlier in his career, he co-founded Stellent, an enterprise content management software company, acquired by Oracle in 2006 for $440 million. Stellent became the basis of Oracle’s E2.0 Fusion Middleware offering. Prior to the sale of Stellent to Oracle, Vern served in a variety of leadership roles, including product development, sales, marketing, President and CEO.

Non-Employee Directors

Vincent DeVito, age 55, is a member of the Board. Mr. Devito is a Managing Director of Asset Management for Arena. He has more than 20 years of experience spanning origination, underwriting, portfolio management, and valuation across a wide variety of investments including corporate private investments, structured finance transactions, natural resources, corporate securities, and secondaries & liquidity solutions. Prior to joining Arena, Vincent served as the director of credit, lending, and portfolio management at PPMG where he was responsible for debt and equity control investments. He previously served as a managing director and was the founder of the Syndicated Loan Group within CIT, a liquid and illiquid par and distressed leveraged loan business within a large public bank holding company. Prior to CIT, Vincent served in various positions at GE Capital where he was responsible for originating, assessing, and managing par and distressed liquid and illiquid investments and private equity transactions. He also worked for Time Warner Mergers and Acquisitions Group and was a senior auditor at Ernst & Young. Vincent holds a BS in accounting and an MBA in finance from Fordham University and is a CPA. He sits on multiple boards overseeing a variety of portfolio companies.

Shahid Ramzan, age 53, is a member of the Board. Mr. Ramzan is a Managing Director of High Yield Corporate Securities for Arena. Prior to joining Arena, Mr. Ramzan began his career at Siemens, and has subsequently held global roles in convertible bonds, equity derivatives, and public/private credit. At Caspian Securities he was on the trading desk for Agency and Proprietary convertible bonds. At HBK in London, he was a Director managing the European and Asia Ex-Japan business focused primarily on equity derivatives and convertible bonds. At DB Zwirn he managed the European and Asian public credit business across New York, London, Hong Kong and Singapore. For eight years prior to Arena, Mr. Ramzan founded and ran the Fortensa Special Opportunities fund in Singapore, investing in credit and credit-linked opportunities in Asia. Shahid received a BSc (Hons) in Mathematics from Kings College London.

Jose Velasco, age 35, is a member of the Board. Mr. Velasco has nearly a decade of experience in restructuring and asset management across the US and Latin America. He began his career as a turnaround and restructuring consultant at Alvarez & Marsal and AlixPartners, two leading distressed advisory firms. His experience spans numerous industries including energy, transportation, healthcare, retail, and others. Jose holds a BA in chemical engineering, with honors, from Universidad Iberoamericana and an MBA from the Duke University Fuqua School of Business.

Himesh Bhise, age 58, has been a member of the Board since May 2025. Mr. Bhise brings to the Board extensive experience as an operating executive and Board Director who has scaled businesses and delivered successful stakeholder outcomes in the software, media and professional services industries. He also serves on the Board of Intelity, a PE-backed hospitality tech company. He was the CEO and Board Director of Arabella, a tech-enabled professional services firm; and the CEO and Board Director of Synacor, a Nasdaq-listed enterprise software and ad-tech company. Prior, he led business units at Comcast (streaming, advanced advertising), Charter (broadband) and AOL (mobile). He was a leader in the Telecom practice at McKinsey. Himesh received his MBA from the Wharton School.

Family Relationships

There are no family relationships between any director or officer of the Company and any other such person.

Director Term Limits

Our Board has not adopted policies imposing an arbitrary term or retirement age limit in connection with individuals serving as directors as it does not believe that such a limit is in the best interests of our company. Our Board will strive to achieve a balance between the desirability of its members having a depth of relevant experience, on the one hand, and the need for renewal and new perspectives, on the other hand.

Board Role in Risk Oversight and Management

Our full Board has an active role in the oversight and management of the Company’s risks and carries out its role directly. The Board’s direct role in the Company’s risk management process includes regular or periodic receipt and discussion of reports from management and the Company’s outside counsel and advisers on areas of material risk to the Company, including operational, strategic, financial, legal and regulatory risks.

The Company has not adopted any practices or policies regarding the ability of our employees (including officers) or Directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our common stock either granted to the employee or director by the Company as part of the compensation of the employee or director; or held, directly or indirectly, by the employee or director.

Committees

As of August 31, 2025, our Board did not maintain standing Audit, Compensation or Nominating and Corporate Governance Committees. Given the Company’s size and stage of development, the Board has determined that it is appropriate for the full Board to perform the functions that would otherwise be carried out by such committees.

Accordingly, the Board as a whole is responsible for oversight of the Company’s financial reporting processes, internal controls and audit matters, executive compensation and director nominations.

Audit Committee Financial Expert

While the Company does not have a separately designated audit committee, the Board has determined that Mr. DeVito qualifies as an “audit committee financial expert,” as that term is defined under the rules of the Securities and Exchange Commission. The Board has further determined that Mr. DeVito is not independent under applicable SEC independence standards, due to his role as Managing Director of Asset Management for Arena.

In the absence of a formal audit committee, Mr. DeVito provides financial expertise to the Board in connection with its oversight of the Company’s financial statements, accounting policies, and internal controls. The Board believes that the combined experience of its members, and in particular the financial expertise of Mr. DeVito, enables it to effectively fulfill the responsibilities that would otherwise be delegated to an audit committee.

The Board intends to evaluate the establishment of standing committees as the Company’s operations and resources evolve.

Director Compensation

In fiscal year 2025, each non-employee director received an option grant of options, 100% fully vested as of the date of issuance, exercisable for 50,000 shares of the Company’s common stock in connection with their service on the Board.

In addition, in fiscal year 2025, each Independent Director Nominee received an option grant of options, 100% fully vested as of the date of issuance, exercisable for 100,000 shares of the Company’s common stock in connection with their respective appointment as advisor to the Board and in connection with their commitment to serve on the Board upon the completion of this offering.

Code of Business Conduct and Ethics

As of August 31, 2025, the Company had not yet adopted a written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined by applicable rules of the SEC.

The Company has not adopted a code of ethics at this time due to its limited size, stage of development and resources. The Board of Directors intends to adopt a formal code of ethics as the Company’s operations and resources permit.

Item 11. Executive Compensation.

Summary Compensation Table - Years Ended August 31, 2025 and 2024

The following table sets forth information concerning all cash and VisitIQ, LLC distributions earned by or paid to our directors and executive officers.

	Fiscal			Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation	Total ($)

Vern Hanzlik	2025	275,000	32,227	—	513,709	—	820,936
Interim Chief Executive Officer	2024	275,000	—	—	—	—	275,000

John Gonsior*	2025	259,800	19,531	—	183,468	—	462,799
Former Acting Chief Financial Officer	2024	194,880	—	—	—	—	194,880

*Mr. Gonsior resigned from his position as Chief Financial Officer and Mr. Hanzlik was appointed Interim Chief Financial Officer on April 2, 2026.

Equity Compensation

We grant annual equity awards to our named executive officers, which are generally subject to vesting based on each named executive officer’s continued service. Each of our named executive officers currently holds outstanding options that were granted under the Incentive Plan, as set forth in the table below titled “2025 Outstanding Equity Awards at Fiscal Year-End.” The stock option awards granted during the year ended August 31, 2025 included a 25% vest on the date of grant, with the remaining vesting occurring monthly over the following 36 months, with the exception of grants made to the Board and Board advisors, which were fully vested upon grant.

Timing of Stock Option Grants

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions or other non-routine grants is tied to the event giving rise to the award, such as the executive officer's commencement of employment or promotion effective date. As a result, the timing of grants of equity awards, including stock options, occurs independently of the release of any material nonpublic information. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

Non-Equity Incentive Plan Compensation

Historically, our Board believed that a meaningful portion of the target total cash compensation for our employees, including our executive officers, should have been in the form of a quarterly cash incentive opportunity under our Incentive Plan, which was intended to motivate our employees to achieve the quarterly financial performance objectives set by the Board that were consistent with and support our annual operating plan.

For fiscal 2025 bonuses employees and certain key contractors were eligible to receive cash bonuses. The 2025 bonus was based upon achievement of certain Company quarterly milestones.

2025 Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each of our named executive officers, information regarding outstanding stock options as of August 31, 2025.

				Option	Option
	Grant	Exercisable	Unexercisable	Exercise	Expiration
Name	Date	(#)	(#)	Price ($)	Date
Vern Hanzlik	3/1/2025	1,239,580	2,260,420	$0.26	2/28/2035
John Gonsior	3/1/2025	442,705	807,295	$0.26	2/28/2035

Limitations on Liability and Indemnification Matters

Our Bylaws provide that we will indemnify our officers and directors to the fullest extent permitted by law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the state of Nevada, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of our company or any of our subsidiaries or was serving at our request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement.

Employment Agreements

We are party to an employment agreement with Vernon Hanzlik, our Chief Executive Officer and Interim Chief Financial Officer. Such agreement memorializes Mr. Hanzlik’s base salary, annual target bonus opportunity, paid vacation, reimbursement of reasonable business expenses and eligibility to participate in benefit plans and programs for which senior executives are generally eligible.

Mr. Hanzlik’s annualized base salary for fiscal 2025 was $275,000. Mr. Hanzlik’s target annual bonus for fiscal 2025 was $206,000. Mr. Hanzlik’s target annual bonus for fiscal 2025 was 75% of his annualized base salary. The annual bonus is earned based on the achievement of performance targets established by the Board for the applicable fiscal year.

Retirement Benefits

We maintain a tax-qualified 401(k) retirement plan for eligible U.S. employees, including Mr. Hanzlik. Under our 401(k) plan, employees may elect to defer a portion of their annual compensation on a pre-tax basis, subject to applicable annual Internal Revenue Code limits. In addition, we make safe harbor matching contributions of 100% of a participant’s deferrals up to 4% of the participant’s salary. We do not sponsor any nonqualified deferred compensation plans or defined benefit pension plans except as required by applicable law.

Non-Employee Director Compensation

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended August 31, 2025.

Name	Salary	Bonus	Option Awards(1)	Total
Vincent DeVito	$—	$—	$7,339	$7,339
Shahid Ramzan	$—	$—	$7,339	$7,339
Jose Velasco	$—	$—	$7,339	$7,339
Himesh Bhise*	—	$—	$7,339	$7,339
Total		$—	$29,356	$29,356

1	Amounts reflect the full grant-date fair value of option awards granted during 2025 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to our directors in Note 13 to the consolidated financial statements included in this Annual Report.

Incentive Plan

In March 2025, our Board adopted the Incentive Plan. The Incentive Plan is administered by the Board. Our Board has the authority to amend and modify the Incentive Plan, subject to any stockholder approval. 10,000,000 shares of common stock are reserved for issuance under the Incentive Plan, of which, approximately 7.2 million stock options have been issued and are outstanding.

Employee Benefits and Perquisites

Our executive officers are entitled to reimbursement for all expenses reasonably incurred in connection with the performance of their duties as executive officers of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of the date of this Annual Report for (i) each of our NEOs and directors; (ii) all of our NEOs and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common shares, assuming that we sell the maximum number of common shares being offered.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of April 30, 2026, including shares of common stock issuable upon exercise of stock options and other equity awards held by such persons under the Incentive Plan and shares issuable upon conversion of our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, to the extent exercisable, convertible or vesting within sixty (60) days of April 30, 2026, are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person. The share ownership numbers after the offering for the beneficial owners indicated below exclude any potential purchases that may be made by such persons in this offering.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o VisitIQ Corp., 729 N Washington Ave., Minneapolis, Minnesota 55401.

Name of Beneficial Owner	Number of shares of Common Stock	% of Common Stock*
Directors and executive officers
Vern Hanzlik	1,822,908	1.4%
John Gonsior (former Chief Financial Officer (resigned in April 2026))(1)	572,910	*
Himesh Bhise	50,000	*
Vincent DeVito	50,000	*
Shahid Ramzan	50,000	*
Jose Velasco	50,000	*
All directors and executive officers as a group (6 individuals)	2,595,818	2.0%
Other 5% beneficial owners
Sky Direct, LLC/NY Farms Group, Inc. (2)	16,961,999	13.4%
Seacor Capital Inc. (3)	10,898,734	8.6%
Arena Investors, LP (4)	90,390,217	71.3%

*	Indicates beneficial ownership less than 1%.

(1)	Mr. Gonsior served as the Company’s Chief Financial Officer during the fiscal year ended August 31, 2025 and is included as a named executive officer. Mr. Gonsior resigned from such position in April 2026.

(2)	Includes 15,289,689 shares of Series B Convertible Preferred Stock and accrued and unpaid dividends thereon, representing 1,672,310 shares of Series B Convertible Preferred Stock, which convert into shares of common stock at a ratio of 1:1.

(3)	Includes 9,824,211 shares of Series B Convertible Preferred Stock and accrued and unpaid dividends thereon, representing 1,074,523 shares of Series B Convertible Preferred Stock, which convert into shares of common stock at a ratio of 1:1.

(4)	Includes (a) 57,086,261 of Series C Convertible Preferred Stock and accrued and unpaid dividends, representing 6,243,810 shares of Series C Convertible Preferred Stock, which convert into shares of common stock at a ratio of 1:0.75, (b) 100 shares of Series B Convertible Preferred Stock and accrued and unpaid dividends thereon, representing 111 shares of Series B Convertible Preferred Stock, which convert into shares of common stock at a ratio of 1:1, and (c) convertible notes and accrued interest, which convert into 5,950,012 shares of common stock.

Change In Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company. However, Arena currently owns 57,086,261 shares of Series C Convertible Preferred Stock and 6,243,810 accrued and unpaid dividends which, on an as-converted basis, would represent 66.6% of our outstanding common stock of the Company. As a result, if the Series C Convertible Preferred Stock held by Arena is converted, Arena will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Arena will have the ability to control the management and affairs of the Company as a result of its ability to control the election of our directors. Additionally, in the event that Arena sells its Series C Convertible Preferred Stock or common stock underlying the Series C Convertible Preferred Stock in the event Arena exercises the Series C Convertible Preferred Stock, control would be transferred to the purchaser or group of purchasers or a person or entity that Arena designates as its successor. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive stockholders of an opportunity to receive a premium for our common stock as part of a sale, and might ultimately affect the trading price of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the executive officer and director compensation arrangements discussed above under “Executive Compensation” since January 1, 2024, the following are the only transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest.

November 2024 Series B Convertible Preferred Stock Exchange Agreement

In November 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Arena, and certain other stockholders party thereto (collectively with Arena, the “Interest Holders”), pursuant to which certain convertible notes, warrants, and shares of common stock (the “Existing Interests”) held by these Interest Holders were exchanged for shares of Series B Convertible Preferred Stock.

In consideration for the Series B Convertible Preferred Stock exchange, each Interest Holder, unconditionally and irrevocably waived, released and discharged the Company and each of its respective past, present and future directors, managers, officers, employees, agents, predecessors, successors, assigns, equityholders, partners, insurers affiliates and affiliated companies (the “Releasees”) from all claims that the Interest Holder may have had or against the Releasees through the date of the Exchange Agreement, including, but not limited to claims relating to or in connection with (1) any act or omission by any of the Releasees prior to the date of the Exchange Agreement; (2) the amount, form of calculation of the Series B Convertible Preferred Stock to be received by the Interest Holder pursuant to the Exchange Agreement; or (3) the Interest Holder’s status as an Interest Holder or their right to its Existing Interests and right in or to any equity of the equity interests of the Company exercisable under the Existing Interests.

In connection with the Exchange Agreement, Arena exchanged $9,169,611 in aggregate principal amount of convertible notes and 5,375,000 warrants into 34,783,533 shares of Series B Convertible Preferred Stock.

Shareholders Agreement

In November 2024, the Company entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) with Arena and the Interest Holders.

Pursuant to the terms of the Shareholders’ Agreement, the size of the Board was set at five members, with three members to be designated by Arena (which are Vincent DeVito, Shahid Ramzan and Jose Velasco), one person designated by the holders of a majority of the company’s common stock (which is Michael Pruitt) and the Company’s Chief Executive Officer and Interim Chief Financial Officer, Vernon Hanzlik. In addition, each Interest Holders agreed to vote all of its equity securities in the Company for (1) the election to the Board of all individuals nominated in accordance with the Shareholders’ Agreement; (2) the election to each committee of the Board of at least one director nominated by Arena; (3) the approval of the initial designees to the Board; (4) any increase in the number of authorized shares of authorized common stock from time to time to ensure that there will be sufficient shares of common stock available for conversion of all of the shares of convertible notes, preferred stock or other instruments outstanding at any given time; (5) the implementation of any reverse stock split transaction recommended by the Board in order to reduce the number of outstanding shares of the Company on a pro rata basis; and (6) granting Arena an irrevocable proxy, coupled with an interest, authorized to vote, give consents and in all other ways act in the remaining Interest Holders’ place.

In accordance with the Shareholders’ Agreement, the grant of Arena’s proxy and the directorships held by two of the three Arena members of the Board will terminate upon the consummation of this offering.

April 2025 Convertible Notes

On April 17, 2025, the Company, along with its wholly-owned subsidiary, VisitIQ, LLC, entered the April Note Purchase Agreement with Arena, pursuant to which, the Company provided the April 2025 Convertible Notes to affiliates of Arena.

In connection with the April Note Purchase Agreement, VisitIQ Corp. has issued April Convertible Notes in the aggregate principal amount of $2,222,222 for a purchase price of $2,000,000 to affiliates of Arena. The April 2025 Convertible Notes were issued by the Company to the affiliates of Arena on April 17, 2025 and bear interest at 12.0% per annum. The April 2025 Convertible Notes mature on April 17, 2026 and are secured by a Security Agreement, dated as of October 24, 2024, as amended by that certain first amendment thereto, dated as of April 17, 2025, made by the affiliates of Arena, the Company and VisitIQ, LLC (the “Security Agreement”). The April 2025 Convertible Notes are convertible into shares of Series C Convertible Preferred Stock at the option of the holder, subject to certain conditions, and, in any case, on the Maturity Date or upon liquidation of the Company.

November 2025 Convertible Notes

On November 10, 2025, the Company, along with its wholly-owned subsidiary, VisitIQ, LLC, entered into the November 2025 Note Purchase Agreement with Arena, pursuant to which, the Company may issue the November 2025 Convertible Notes to affiliates of Arena.

In connection with the November 2025 Note Purchase Agreement, the Company has issued six convertible notes with an aggregate principal amount of $1,944,444 for a purchase price of $1,750,000 to affiliates of Arena. The November 2025 Convertible Notes were issued by the Company to the affiliates of Arena in multiple closings on November 10, 2025, November 26, 2025, December 23, 2025, January 8, 2026, February 3, 2026 and March 9, 2026. Each of the convertible notes bear interest at 12.0% per annum, mature one year from the issuance date, and are secured by the collateral set forth in the Security Agreement. The convertible notes issued under the November 2025 Note Purchase Agreement are convertible into shares of Series C Convertible Preferred Stock at the option of the holder, subject to certain conditions, and, in any case, on the Maturity Date or upon liquidation of the Company.

Hedgemore Leased Office Space

From October 2022 through August 2024, the Company leased office space from Hedgemore, an entity in which the Company had a 36% ownership stake.

Review, Approval and Ratification of Related Party Transactions

All related party transactions are subject to the review, approval, or ratification of our Board or an appropriate committee thereof.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

We regularly review the services and fees from our independent registered public accounting firm.

Fees for services provided by Boulay PLLP during the years ended August 31, 2024 and 2025 were as follows:

	Fiscal Year Ended August 31, 2024	Fiscal Year Ended August 31, 2025
Fees Billed to the Company
Audit fees	$85,000	$91,000
Audit-related fees	90,500	20,000
Tax fees	—	—
Other fees	—	—
Total fees	$175,500	$111,000

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Company does not have a separately designated audit committee. Accordingly, the Board is responsible for the pre-approval of all audit and permitted non-audit services performed by the Company’s independent registered public accounting firm.

All services provided by the Company’s independent registered public accounting firm during the fiscal years ended August 31, 2025 and 2024 were approved by the Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(3) Exhibits.

Exhibit Index

Exhibit	Description
3.1	Second Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (included in Second Amended and Restated Articles of Incorporation)
3.4	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
10.1	Security Agreement by and among the Company, VisitIQ, LLC, each subsidiary of the Company and Arena Investors, LP dated October 24, 2024.
10.2	Shareholders’ Agreement by and among the Company, Arena Investors, LP, and certain other shareholders party thereto dated as of November 15, 2024.
10.3++	Exchange Agreement by and among the Company, Arena Investors, LP, and certain other shareholders party thereto dated as of November 15, 2024.
10.4†	Employment Agreement by and between the Company and Vernon Hanzlik, dated March 13, 2025.
10.5	First Amendment to Security Agreement by and among the Company, VisitIQ, LLC a Delaware limited liability company, each subsidiary of the Company and Arena Investors, LP dated April 17, 2025.
10.6†++	Consulting Agreement by and between the Company and Arena Investors, LP dated as of April 17, 2025.
10.7†	2025 Incentive Award Plan.
10.8	Note Purchase Agreement by and among the Company, VisitIQ, LLC, Arena Investors, LP, a Delaware limited partnership, and the other persons party to the agreement as Investors and Arena Investors, LP, a Delaware limited partnership dated as of April 17, 2025.
10.9	Form of Original Issue Discount Senior Secured Convertible Promissory Note.
10.10	Note Purchase Agreement by and among the Company, VisitIQ, LLC, Arena Investors, LP, a Delaware limited partnership and other signatories thereto dated as of November 10, 2025.
10.11	Form of Original Issue Discount Senior Secured Convertible Promissory Note.
10.12	Form of Subscription Agreement for Series C Convertible Preferred Stock of VisitIQ Corp.
10.13++	Revenue Loan and Security Agreement by and among the Company, VisitIQ, LLC, Vernon Hanzlik, and Decathlon Alpha V, L.P., a Delaware limited partnership, dated March 26, 2026.
10.14++	Subordination Agreement by and among the Company, VisitIQ, LLC, Arena Investors, LP, a Delaware limited partnership, and Decathlon Alpha V, L.P., a Delaware limited partnership, dated March 26, 2026.
10.15++	Key Person Agreement by and among the Company, Vernon Hanzlik, VisitIQ, LLC and Decathlon Alpha V, L.P., a Delaware limited partnership.
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to S18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to S18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management compensatory agreement.
++	Schedules omitted pursuant to Item 601(b)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VisitIQ Corp.

Date: May 20, 2026	By:	/s/ Vernon Hanzlik

Vernon Hanzlik Chief Executive Officer and Interim Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vern Hanzlik	Chief Executive Officer, Interim Chief Financial Officer and Director	May 20, 2026
Vern Hanzlik	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Vincent DeVito	Director	May 20, 2026
Vincent DeVito

/s/ Shahid Ramzan	Director	May 20, 2026
Shahid Ramzan

/s/ Jose Velasco	Director	May 20, 2026
Jose Velasco

/s/ Himesh Bhise	Director	May 20, 2026
Himesh Bhise