Form 10-K/A
period 2025-08-31
VisitIQ Corp.
filed 2026-05-26
CIK 1470129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 30, 2026, there were 2,133,236 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits and Financial Statement Schedules	91
Signatures		94

 Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the annual report on Form 10-K of VisitIQ Corp. (the “Company”) for the period ended August 31, 2025, as filed with the Securities and Exchange Commission (the “Commission”) on May 20, 2026 (the “Form 10-K”).

This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibits 31.1, 31.2 and 32.1, and 32.2 to comply with Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as applicable. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

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

(3) Exhibits.

Exhibit Index

Exhibit	Description
3.1	Second Amended and Restated Articles of Incorporation
3.2	Bylaws
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (included in Second Amended and Restated Articles of Incorporation)
3.4	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock
10.1	Security Agreement by and among the Company, VisitIQ, LLC, each subsidiary of the Company and Arena Investors, LP dated October 24, 2024.
10.2	Shareholders’ Agreement by and among the Company, Arena Investors, LP, and certain other shareholders party thereto dated as of November 15, 2024.
10.3++	Exchange Agreement by and among the Company, Arena Investors, LP, and certain other shareholders party thereto dated as of November 15, 2024.
10.4†	Employment Agreement by and between the Company and Vernon Hanzlik, dated March 13, 2025.
10.5	First Amendment to Security Agreement by and among the Company, VisitIQ, LLC a Delaware limited liability company, each subsidiary of the Company and Arena Investors, LP dated April 17, 2025.
10.6†++	Consulting Agreement by and between the Company and Arena Investors, LP dated as of April 17, 2025.
10.7†	2025 Incentive Award Plan.
10.8	Note Purchase Agreement by and among the Company, VisitIQ, LLC, Arena Investors, LP, a Delaware limited partnership, and the other persons party to the agreement as Investors and Arena Investors, LP, a Delaware limited partnership dated as of April 17, 2025.
10.9	Form of Original Issue Discount Senior Secured Convertible Promissory Note.
10.10	Note Purchase Agreement by and among the Company, VisitIQ, LLC, Arena Investors, LP, a Delaware limited partnership and other signatories thereto dated as of November 10, 2025.
10.11	Form of Original Issue Discount Senior Secured Convertible Promissory Note.
10.12	Form of Subscription Agreement for Series C Convertible Preferred Stock of VisitIQ Corp.
10.13++	Revenue Loan and Security Agreement by and among the Company, VisitIQ, LLC, Vernon Hanzlik, and Decathlon Alpha V, L.P., a Delaware limited partnership, dated March 26, 2026.
10.14++	Subordination Agreement by and among the Company, VisitIQ, LLC, Arena Investors, LP, a Delaware limited partnership, and Decathlon Alpha V, L.P., a Delaware limited partnership, dated March 26, 2026.
10.15++	Key Person Agreement by and among the Company, Vernon Hanzlik, VisitIQ, LLC and Decathlon Alpha V, L.P., a Delaware limited partnership.
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished electronically herewith, as applicable.
†	Management compensatory agreement.
++	Schedules omitted pursuant to Item 601(b)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VisitIQ Corp.

Date: May 26, 2026	By:	/s/ Vernon Hanzlik

Vernon Hanzlik Chief Executive Officer and Interim Chief Financial Officer, Director